Form 10QSB
period 1999-09-30
FAMOUS FIXINS INC
filed 1999-11-15
CIK 1052706

FORM 10-QSB

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1999

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

     For the transition period from ________ to ___________.


                         Commission file number 0-27219

                             FAMOUS FIXINS, INC.
            (Exact name of registrant as specified in its charter)


                 New York                              133865655
       (State or other jurisdiction of              (IRS Employer
        incorporation or organization)            Identification No.)

           250 West 57th Street, Suite 2501, New York, New York 10107
                   (Address of principal executive offices)

                                (212) 245-7773
                         (Issuer's telephone number)

      Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.   Yes  [ ]  No  [X]


                     APPLICABLE ONLY TO CORPORATE ISSUERS

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 11, 1999, the issuer had 10,462,624 shares of common stock, par value $.001 per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ]  No [X]

                               FAMOUS FIXINS, INC.
             FORM 10-QSB FOR THE QUARTER ENDED SEPTEMBER 30, 1999


                              TABLE OF CONTENTS

                                                                  Page No.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS FOR THE QUARTER ENDED SEPTEMBER 30, 1999

         BALANCE SHEETS AS OF DECEMBER 31, 1998 AND                  4
            SEPTEMBER 30, 1999
         STATEMENTS OF OPERATIONS FOR THE NINE MONTHS AND            6
            THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
         STATEMENT OF STOCKHOLDERS' EQUITY FOR THE NINE MONTHS       7
            ENDED SEPTEMBER 30, 1999
         STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED          8
            SEPTEMBER 30, 1999 AND 1998
         NOTES TO FINANCIAL STATEMENTS                               9

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL          12
           CONDITION AND RESULTS OF OPERATIONS


PART II. OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES                                       16
ITEM 5.  OTHER INFORMATION                                           17
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                            20

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS FOR THE QUARTER ENDED SEPTEMBER 30, 1999

         BALANCE SHEETS AS OF DECEMBER 31, 1998 AND
            SEPTEMBER 30, 1999
         STATEMENTS OF OPERATIONS FOR THE NINE MONTHS AND
            THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998 STATEMENT OF STOCKHOLDERS' EQUITY FOR THE NINE MONTHS
            ENDED SEPTEMBER 30, 1999
         STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED
            SEPTEMBER 30, 1999 AND 1998
         NOTES TO FINANCIAL STATEMENTS

                          FAMOUS FIXINS, INC.
                            BALANCE SHEETS
            AS OF DECEMBER 31, 1998 AND SEPTEMBER 30, 1999
                             (UNAUDITED)

                                                DECEMBER 31,  SEPTEMBER 30,
                                                   1998           1999
                                                ------------  -------------
                  A S S E T S
                 ------------

CURRENT ASSETS
--------------

   Cash and cash equivalents                     $  19,500    $   343,648
   Accounts receivable                              13,613        641,000
   Merchandise inventory                            27,420         79,868
   Prepaid expenses and other current assets        50,000         74,307
                                                 ---------    -----------
     TOTAL CURRENT ASSETS                          110,533      1,138,823
                                                 ---------    -----------

PLANT AND EQUIPMENT
-------------------

   Furniture and fixtures                            9,309          9,309
   Machinery and equipment                           9,406          9,406
                                                 ---------    -----------
                                                    18,715         18,715
     Less: Accumulated depreciation                  3,578          5,940
                                                 ---------    -----------

     NET PLANT AND EQUIPMENT                        15,137         12,775
                                                 ---------    -----------

OTHER ASSETS
------------

   Security deposits                                 2,400          2,400
                                                 ---------    -----------

                                                  $128,070    $ 1,153,998

                                                 =========    ===========

See accompanying notes to financial statements.

                                                DECEMBER 31,  SEPTEMBER 30,
                                                   1998           1999
                                                ------------  -------------

                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                  ----------------------------------------------

CURRENT LIABILITIES
-------------------

   Current installments of long-term note
      payable to bank                            $  15,432    $    16,893
   Accounts payable and accrued expenses           134,138        772,121
   Taxes payable - other than on income              1,643          3,165
   Income taxes payable                                625            625
   Note payable to related party                   134,303              -
   Subscribers' deposits on common stock, net       12,500              -
                                                 ---------    -----------

     TOTAL CURRENT LIABILITIES                     298,641        792,804
                                                 ---------    -----------

LONG-TERM LIABILITY
-------------------

   Long-term note payable to bank, net of
      current installments                          25,253         22,247
                                                 ---------    -----------

STOCKHOLDERS' EQUITY (DEFICIT)
------------------------------

   Common stock, $.001 par value per share:
      Authorized 25,000,000 shares
      Issued and outstanding
       6,883,891 shares in 1998; 10,462,624
       shares in 1999                                6,883         10,462
   Additional paid-in capital                      662,937      1,357,299
   Accumulated deficit                            (865,644)      (975,064)
                                                 ---------    -----------
                                                  (195,824)       392,697
      Less: Common stock subscription receivable         -         53,750
                                                 ---------    -----------

     TOTAL STOCKHOLDERS' EQUITY (DEFICIT)         (195,824)       338,947
                                                 ---------    -----------

                                                 $ 128,070    $ 1,153,998
                                                 =========    ===========

See accompanying notes to financial statements.

                          FAMOUS FIXINS, INC.
                        STATEMENTS OF OPERATIONS
   FOR THE NINE MONTHS AND THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                               (UNAUDITED)

                                                                 NINE MONTHS ENDED           THREE MONTHS ENDED
                                                                   SEPTEMBER 30,                SEPTEMBER 30,
                                                              -----------------------      ----------------------
                                                                 1999         1998            1999         1998
                                                              ----------   ----------      ----------   ----------
NET SALES                                                     $2,178,859   $  255,774      $  981,673   $  64,205
                                                              ----------   ----------      ----------   ---------

COST OF GOODS SOLD
------------------
   Merchandise inventory at beginning of period                   27,420       61,186          71,545      49,324
   Purchases                                                   1,194,682      154,878         530,874      51,869
   Other direct costs                                             95,241        2,956          26,107           -
                                                              ----------   ----------      ----------   ---------
                                                               1,317,343      219,020         628,526     101,193
      Less: Merchandise inventory at end
                   of period                                      79,868       46,342          79,868      46,342
                                                              ----------   ----------      ----------   ---------

TOTAL COST OF GOODS SOLD                                       1,237,475      172,678         548,658      54,851
                                                              ----------   ----------      ----------   ---------

GROSS PROFIT ON SALES                                            941,384       83,096         433,015       9,354

OTHER INCOME - Management
   and distribution services                                           -       29,176               -      14,176
                                                              ----------   ----------      ----------   ---------

TOTAL INCOME                                                     941,384      112,272         433,015      23,530
                                                              ----------   ----------      ----------   ---------

OPERATING EXPENSES
------------------
   Selling expenses                                              663,764      474,112         234,566     172,815
   General and administrative expenses                           380,489      140,743         157,386      57,712
   Interest expense, net                                           5,217        9,053           1,815       1,146
                                                              ----------   ----------      ----------   ---------

TOTAL OPERATING EXPENSES                                       1,049,470      623,908         393,767     231,673
                                                              ----------   ----------      ----------   ---------

OPERATING INCOME (LOSS) BEFORE
   PROVISION FOR INCOME TAXES                                   (108,086)    (511,636)         39,248    (208,143)

PROVISION FOR INCOME TAXES                                         1,334          669               -          44
                                                              ----------   ----------      ----------   ---------

NET INCOME (LOSS)                                             $ (109,420)  $ (512,305)     $   39,248   $(208,187)
                                                              ==========   ==========      ==========   =========

Net income (loss) per common share, basic                        $(0.011)     $(0.080)        $0.004      $(0.031)
Net income (loss) per common share,
   assuming full dilution                                        $(0.010)     $(0.080)        $0.003      $(0.031)
Weighted average number of common shares
   outstanding:
      Basic                                                   10,042,183    6,371,947     10,462,624     6,632,724
      Assuming full dilution                                  10,683,401    6,374,443     11,477,963     6,637,219

See accompanying notes to financial statements.

                           FAMOUS FIXINS, INC.
                        STATEMENTS OF CASH FLOWS
          FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                               (UNAUDITED)

                                                                     NINE MONTHS ENDED
                                                                        SEPTEMBER 30,
                                                                  -------------------------
                                                                     1999           1998
                                                                  ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                       $ (109,420)    $(512,305)
   Adjustments to reconcile net loss to net cash provided by
      (used in) operating activities:
         Noncash items:
            Depreciation                                               2,362         1,738
            Value of common stock issued for services
               received by the Company                               121,826       138,500
            Value of warrants issued for services received
               by the Company                                        222,131       153,800
         (Increase) decrease in assets:
            Accounts receivable                                     (627,387)      (36,882)
            Merchandise inventory                                    (52,448)       14,844
            Prepaid expenses and other current assets                (24,307)      (47,773)
            Increase in security deposits                                  -        (2,400)
         Increase (decrease) in liabilities:
            Accounts payable and accrued expenses                    637,983         1,896
            Taxes payable - other than on income                       1,522         1,053
                                                                  ----------     ---------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                  172,262      (287,529)
                                                                  ----------     ---------

CASH FLOWS USED IN INVESTING ACTIVITIES:
   Payments for plant and equipment additions                              -        (2,102)
                                                                  ----------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock, net                       287,734       327,937
   Proceeds of long-term debt                                         35,000             -
   Repayments of long-term debt                                      (36,545)            -
   Payments of note payable to related party                        (134,303)       (5,755)
   Decrease in stockholders' loans                                         -       (11,154)
                                                                  ----------     ---------

NET CASH PROVIDED BY FINANCING ACTIVITIES                            151,886       311,028
                                                                  ----------     ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS                            324,148        21,397

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                      19,500         9,522
                                                                  ----------     ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $  343,648     $  30,919
                                                                  ==========     =========

Supplemental information about cash payments is as follows:
   Cash payments for interest                                     $   12,230     $   8,844
   Cash payments for income taxes                                 $      625     $     625

Supplemental disclosure of noncash financing activities:
   Common stock subscription received for common shares issued    $   53,750     $       -
   Issuance of common stock in exchange for plant and equipment
      acquired                                                    $        -     $   3,475

See accompanying notes to financial statements.

                             FAMOUS FIXINS, INC.
                      STATEMENT OF STOCKHOLDERS' EQUITY
                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
                                 (UNAUDITED)

                                                                           ADDITIONAL
                                                                            PAID-IN                  COMMON STOCK
                                                       COMMON STOCK         CAPITAL     ACCUMULATED  SUBSCRIPTION
                                          TOTAL      SHARES      AMOUNT    (DEFICIT)     DEFICIT      RECEIVABLE
                                        ---------  ----------  ----------  ----------  ------------  ------------
BALANCE, JANUARY 1, 1999                $(195,824)  6,883,891  $    6,883  $  662,937  $  (865,644)  $         -

Issuance of common shares in
   a securities offering in
   February 1999 - net                    300,234   2,433,233       2,433     351,551            -       (53,750)

Issuance of common shares for
   services received                      121,826   1,145,500       1,146     120,680            -             -

Issuance of warrants for
   services received                      222,131           -           -     222,131            -             -

Net loss - nine months ended
   September 30, 1999                    (109,420)          -           -           -     (109,420)            -
                                        ---------  ----------  ----------  ----------  -----------   -----------

BALANCE - SEPTEMBER 30, 1999            $ 338,947  10,462,624  $   10,462  $1,357,299  $  (975,064)  $   (53,750)
                                        =========  ==========  ==========  ==========  ===========   ===========

See accompanying notes to financial statements.

                         FAMOUS FIXINS, INC.
                    NOTES TO FINANCIAL STATEMENTS
               FOR THE QUARTER ENDED SEPTEMBER 30, 1999


NOTE 1.  STATEMENT OF INFORMATION FURNISHED
         ----------------------------------

      The accompanying unaudited interim financial statements have been prepared in accordance with Form 10-QSB instructions and in the opinion of management contains all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Famous Fixins, Inc. as of September 30, 1999, the results of operations for the nine and three months ended September 30, 1999, and the statements of cash flows and stockholders' equity for the nine months ended September 30, 1999. These results have been determined on the basis of generally accepted accounting principles and practices and applied consistently with those used in the preparation of the Company's 1998 financial statements.

      Certain information and footnote disclosures normally included in the financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that the accompanying financial statements be read in conjunction with the financial statements and notes thereto incorporated by reference in the Company's 1998 financial statements.


NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         ------------------------------------------

         BUSINESS ACTIVITIES OF THE COMPANY
         ----------------------------------

         The Company is a promoter and marketer of celebrity endorsed food products and related merchandise. In April 1999, the Company introduced its cereal product lines which currently include those bearing the likenesses, names and endorsements of: Cal Ripken, Jr.; Sammy Sosa; Jeff Bagwell, Ken Caminitti and Craig Biggio; Alex Rodriguez; The New York Mets; Barry Bonds; Jake Plummer; and, of several other celebrity athletes as to whom contracts have been signed and additional product lines are in various stages of development, including Derek Jeter, Alonzo Mourning, John Elway and Tim Duncan. In addition, the Company continues to distribute the Olympia Dukakis Greek salad dressings line. These products are sold directly by the Company, and also through distribution agreements with third parties, to supermarket chains in various parts of the United States.

         In August 1998, the Company received approval to trade its common shares on the "OTC Bulletin Board".

         In 1999, the Company has issued an additional 3,578,733 shares of common stock in exchange for cash and services aggregating $475,810 which as at September 30, 1999 (a) $300,234 was collected by the Company; (b) $53,750 is receivable under a stock subscription agreement; and (c) $121,826 has been provided in various services. The offerings are pursuant to the exemptions from registration with the Securities and Exchange Commission (SEC) provided by Section 4(2) of the Securities Act of 1933, as amended, the rules and regulations promulgated thereunder, including Regulation D, and under applicable state laws, rules and regulations.

                         FAMOUS FIXINS, INC.
               NOTES TO FINANCIAL STATEMENTS (CONTINUED)
               FOR THE QUARTER ENDED SEPTEMBER 30, 1999


NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
         ------------------------------------------

         BUSINESS ACTIVITIES OF THE COMPANY (CONTINUED)
         ----------------------------------

         The Company accounts for warrants issued to purchase common shares in connection with services rendered to the Company using the fair value method prescribed in SFAS No. 123 "Accounting for Stock-Based Compensation". Stock-based compensation cost charged to operations for the nine months ended September 30, 1999 was $222,131.

         USE OF ESTIMATES IN PREPARING FINANCIAL STATEMENTS
         --------------------------------------------------

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         MERCHANDISE INVENTORY
         ---------------------

         Merchandise inventory is stated at the lower of cost or market value on a first-in, first- out basis.

         PLANT AND EQUIPMENT
         -------------------

         Plant and equipment are stated at cost, less accumulated depreciation. The cost of major improvements and betterments to existing plant and equipment are capitalized, while maintenance and repairs are charged to expense when incurred. Upon retirement or other disposal of plant and equipment, the profit realized or loss sustained on such transaction is reflected in income. Depreciation is computed on the cost of plant and equipment on the straight-line method, based upon the estimated useful lives of the assets.

         EARNINGS PER SHARE
         ------------------

        In accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share", basic earnings per share is computed by dividing net income or loss by the number of weighted-average common shares outstanding during the period. Earnings per share, assuming dilution, is computed by dividing net income or loss by the number of weighted-average common shares and common stock equivalents outstanding during the period.

                         FAMOUS FIXINS, INC.
               NOTES TO FINANCIAL STATEMENTS (CONTINUED)
               FOR THE QUARTER ENDED SEPTEMBER 30, 1999


NOTE 3.  SUBSEQUENT EVENTS
         -----------------

         As of October 19, 1999 the Company entered into two Convertible Debenture and Warrants Purchase Agreements pursuant to which certain investors agreed to purchase (a) an aggregate of $550,000 principal amount of 5% Convertible Debentures (Debentures), convertible into common stock, due October 19, 2002 and (b) Warrants to purchase shares of the Company's common stock.

         At the initial closing date, the Company received an aggregate of $450,000 in connection with the sale of $450,000 principal amount of Convertible Debentures. A second closing date for the sale of the remaining $100,000 of Debentures is subject to the effective date of a registration statement described in the agreements and other conditions.

         In accordance with the agreements, the Company issued an aggregate of 138,152 warrants for the purchase of the Company's common stock exercisable between October 30, 1999 and October 30, 2004 at a purchase price of $.494 per share (125% of the market price on the closing date). The Debentures may be exchanged, at the Company's option, for Convertible Preferred Stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


"FORWARD-LOOKING" INFORMATION
-----------------------------

      This report on Form 10QSB contains certain "forward-looking statements", which represent the Company's expectations and beliefs, including, but not limited to statements concerning the Company's expected growth. The words "believe," "expect," "anticipate," "estimate," "project," and similar expressions identify forward-looking statements, which speak only as of the date such statement was made. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond the Company's control, and actual results may differ materially depending on a variety of important factors, including the Company's ability to sign new celebrities, obtain additional capital, and customer acceptance of the Company's products.

THE FOLLOWING DISCUSSION AND ANALYSIS OF THE COMPANY'S FINANCIAL CONDITION AND THE COMPANY'S RESULTS OF OPERATIONS SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT.

MANAGEMENT'S DISCSSION AND ANALYSIS OR PLAN OF OPERATIONS

Results of Operations

      The Company did not engage in any substantive business activity from approximately April 6, 1996 to May 28, 1998. On May 28, 1998, the Company acquired Famous Fixins, Inc., a privately-held New York corporation formed on November 29, 1995 ("FFNY") in a transaction viewed as a reverse acquisition. FFNY was a promoter and marketer of celebrity endorsed food products, which commenced business activities in 1995 and began sales operations in March
25, 1997. Pursuant to the reorganization, certain FFNY shareholders became the controlling shareholders of the Company, all of the officers and directors of the Company resigned and elected the nominees of the FFNY shareholders in their places, and FFNY became a majority-owned subsidiary of the Company. The following discussion describes the historical operations of FFNY, giving effect to its reorganization with the Company in May 1998.

      The Company experienced losses in 1997 and 1998, its first two years of operations, primarily due to start-up costs, slowly developed marketing and distribution operations and the lack of sufficient licenses from celebrities for the use of their names and reputations in promoting food products.
Further, the Company was hampered by an insufficient amount of credit and financing. The Company's sales were lower in 1998 than in 1997. The Company moved its emphasis to celebrity athletes in 1999, and the Company has been able to obtain a number of valuable licenses pursuant to which it has produced dramatic growth in its revenues, and it has improved its ability to obtain credit and financing.

      The Company's initial year of operations, ended December 31, 1997, resulted in limited sales of its initial line of celebrity endorsed food products, yielding a loss that year of $211,682 on revenues of $358,791, for the reasons discussed above as to the start-up costs, lack of sufficient capital, and limited line of products.

      The Company's operating revenues for the year ended December 31, 1998 were $276,006, a decrease of 23.1% as compared to 1997. This decrease primarily resulted from the lack of sufficient capital to market the Company's products. Operating expenses increased by 52.6% over the same period, primarily due to increased administrative and selling expenses.

      The following table sets forth, for the period indicated, the relationship between total sales and certain expenses and earnings items:

                                        Nine Months Ended            Three Months Ended
                                          September 30,                 September 30,
                                       1999           1998           1999           1998
                                    -----------    -----------    -----------    -----------
NET SALES                           $ 2,178,859    $   255,774    $   981,673    $    64,205
COST OF GOODS SOLD                  $ 1,237,475    $   172,678    $   548,658    $    54,851
GROSS PROFIT ON SALES               $   941,384    $    83,096    $   433,015    $     9,354
OTHER INCOME                        $         0    $    29,176    $         0    $    14,176
OPERATING EXPENSES                  $ 1,049,470    $   623,908    $   393,767    $   231,673
INCOME (LOSS) BEFORE PROVISION
   FOR INCOME TAX                   $  (108,086)   $  (511,636)   $    39,248    $  (208,143)
PROVISION FOR INCOME TAXES          $     1,334    $       669    $         0    $        44
NET INCOME (LOSS)                   $  (109,420)   $  (512,305)   $    39,248    $  (208,187)


      Sales for the three months ended September 30, 1999 increased approximately 1,429% as compared to the same period in 1998. Sales for the nine months ended September 30, 1999 increased approximately 752% as compared to the same period in 1998. This increase resulted from an increase in the number of celebrity athletes who granted licenses to the Company in that period, and the launch of two new cereal products in the six months ended June 30, 1999 and an additional three new cereal products in the three months ended September 30, 1999.

      Cost of goods sold for the three months ended September 30, 1999 were $548,658, or approximately 56% of sales, as compared to $54,851, or approximately 85% of sales, for the comparable period in 1998. Cost of goods sold for the nine months ended September 30, 1999 were $1,237,475, or approximately 57% of sales, as compared to $172,678, or approximately 68% of sales, for the comparable period in 1998. Total cost of goods sold are expected to increase as more products are sold; however, cost of goods sold are expected to continue to decrease as a percentage of total sales as the Company's sales volume grows.

      For the three months ended September 30, 1999 as compared to the same period in 1998, operating expenses increased to $393,767 from $231,673, which represents a decrease to 40% of sales from 361% of sales. For the nine months ended September 30, 1999 as compared to the same period in 1998, operating expenses increased to $1,049,470 from $623,908, which represents a decrease to 48% of sales from 244% of sales. The increase in 1999 is due mainly to an increase in the Company's product offerings from its initial product, a line of salad dressings, to include five new cereal products and the royalties thereon, an increase in advertising and promotional expenses, and to a lesser extent, an increase in personnel from one full-time employee to three full-time employees.

      The Company operated profitably in the three months ended September 30, 1999, earning $39,248, or $.004 per share basic and $.003 per share diluted, as compared to a net loss of $208,187, or $.031 per share basic and diluted, for the corresponding three month period in 1998. For the nine months ended September 30, 1999, the Company had a net loss of $109,420, or $.011 per share basic and $.010 per share diluted, as compared to a net loss of $512,305, or $.080 per share basic and diluted, for the corresponding three month period in 1998. The revenues for the first nine months of 1999 do not include sales of four new products endorsed by celebrity athletes, whose products became available beginning October 1999. The Company anticipates continued significant increases in revenues and profitability for the reminder of 1999. This trend of increased revenues and increased profitability is expected to continue now that the Company has already launched nine new products for nine new celebrity athletes this year, and expects to launch four to six more new products for four to six more new celebrities through the balance of this year. While the addition of new product lines may also create liquidity issues and demands on the Company's limited resources, it is anticipated that the increased revenues generated this year by the new products will have a favorable impact on income and liquidity.

      The Company's food sales business is not seasonal in nature, although the Company may experience fluctuations in sales of athlete endorse products in connection with the respective athlete's professional season. Inflation is not deemed to be a factor in the Company's operations.

Financial Condition or Liquidity and Capital Resources.

      To date, the Company has funded its operations through a line of credit, bank borrowings, and borrowings from, and issuances of warrants and sales of securities to, stockholders, and from operating revenues. The Company's inability to obtain sufficient credit and capital financing has limited operations and growth from inception.

      During 1998, the Company received capital of $492,637 in cash and services (net of costs of $61,278) from securities offerings by issuing 778,711 shares of its common stock. In 1999, through September 30, 1999, the Company has issued an additional 3,578,733 shares of common stock in exchange for cash and services aggregating approximately $475,000 which as at September 30, 1999 (a) $300,000 was collected by the Company; (b) $54,000 is receivable under a stock subscription agreement; and (c) $121,000 has been provided in various services. The Company used substantially all of the net proceeds for general operating expenses.

      Pursuant to a business revolving credit agreement with The Chase Manhattan Bank (Bank), the Bank agreed to make loans to the Company up to a maximum credit line amount (currently $100,000). The Bank notifies the Company as to the amount of the available credit line from time to time. The Company may borrow from the Bank incremental principal amounts of at least $2,500. Borrowings bear interest at the Bank's prime rate plus 1/2%. Principal is payable in monthly installments equal to 1/36 of the outstanding principal amount of the loan as of the date of the last loan made prior to the date of such installment. Repayment of the Company's loan is guaranteed by certain stockholders of the Company. The outstanding balance of the long-term note payable to the Bank, net of current installments, at December 31, 1998 was $25,253 and at September 30, 1999 was $22,247.

      The Company believes that its future growth is dependent on the degree of success of current operations in generating revenues, and borrowings under its current credit facility, and the ability to obtain additional credit facilities, although there can be no assurance that the Company will be able to obtain any additional financing the Company may require. In October 1999, the Company entered into agreements pursuant to which certain investors agreed to purchase an aggregate of $550,000 principal amount of 5% convertible debentures due October 19, 2002 and 138,152 warrants to purchase shares of the Company's common stock. At the initial closing date, the Company received an aggregate of $450,000, and is to receive the remaining $100,000 subject to the effective date of a registration statement. The warrants are exercisable between October 30, 1999 and October 30, 2004 at a purchase price of $.494 per share (125% of the market price on the closing date). At the Company's option, the convertible debentures may be exchanged into convertible preferred stock. The Company believes that such sources of funds will be sufficient to fund its operations for the next twelve months.

Year 2000 Compliance

      As the year 2000 approaches, the Company recognizes the need to ensure its operations will not be adversely impacted by Year 2000 software failures. The Company primarily uses licensed software products in its operations with a significant portion of processes and transactions centralized in one particular software package. During 1999, management upgraded its software so that the Company's accounting system is Year 2000 compliant. The cost of the upgrade was not material. Also during 1999, attention will be focused on compliance attainment efforts of vendors and others, including key system interfaces with customers and suppliers. Although it is not possible to quantify the effects Year 2000 compliance issues will have on customers and suppliers, the Company does not anticipate related material adverse effects on its financial condition or results of operations.

                           PART II - OTHER INFORMATION

ITEM 2.     CHANGES IN SECURITIES

      On September 9, 1999, the Company entered into an agreement with First Atlanta Securities, LLC for financial consulting services. Under the agreement, as modified, First Atlanta Securities, LLC received warrants to purchase 100,000 shares of common stock which have piggyback registration rights in a transaction deemed to be exempt under Section 4(2) of the Securities Act of 1933, and is entitled to a cash payment of $25,000 in lieu of 53,191 shares of unregistered and restricted common stock. The warrants may be exercised at any time after the first date after which the bid price per one share of common stock exceeds $1.00 per share, and expire on September 9, 2004.

      The Company issued, pursuant to license agreements, an aggregate of 275,000 warrants to purchase the Company's common stock, exercisable at prices of $.20 to $.25 per share and expiring in September 2004, in transactions deemed to be exempt under Section 4(2) of the Securities Act of 1933. The holders of 225,000 warrants are entitled to piggyback registration rights on the Company's next registration statement under the Securities Act for the common stock underlying the warrants.

ITEM 5.     OTHER INFORMATION

      The Company has a non-exclusive worldwide license with Tim Duncan, a basketball player with the National Basketball League team San Antonio Spurs, dated as of August 27, 1999, granting the Company the right to use the name, photograph, characterization, likeness, voice, image, and biographical data of Tim Duncan in connection with the development, manufacture, distribution, promotion, and sale of a limited edition cereal product and related merchandise. The Company is required to distribute, promote, and sell the products, at a minimum, in the greater San Antonio, Texas area, North Carolina, and the U.S. Virgin Islands, and to provide for the sale and distribution of products on Tim Duncan's web site, www.slamduncan.com. The Company is responsible for all costs and expenses in connection with the development, promotion, manufacturing, packaging, shipping, distribution, sales and promotion of the products. The Company has all rights, titles, and interests in and to the cereal product, their formulae and secret ingredients. Under the agreement, Mr. Duncan is to appear for a one-hour press conference and launch party during which he is obligated to autograph 50 personalized jerseys and 150 boxes of the cereal product for the Company's use as promotional materials. The Company is required to maintain general liability insurance coverage of at least two million dollars that survives the term of the license and name Mr. Duncan as an additional insured party. The agreement provides that the Company shall protect, indemnify and hold Mr. Duncan, his agents and representatives, harmless from and against any and all expenses, damages, claims, suits, actions, judgments and costs arising out of any action or proceeding by any third party based upon: any act, omission, or material or alleged breach by the Company of the terms of the license; the Company's use of the material produced under the agreement; the manufacture, marketing, sale or use of the products; the Company's unauthorized use of any individual intellectual property right, trademark, service mark, or copyright in connection with the licensed subject matter; any materials supplied by the Company in connection with the services provided by Mr. Duncan under the agreement; or the enforcement of the Company's indemnification obligation. The remuneration due to Mr. Duncan is subject to upward adjustment to provide the remuneration that the Company pays any other celebrity licensor for the Company's products having comparable quantities of products manufactured or sold the Company. Interest on any late payments to Mr. Duncan will be the lesser four percent per month or the maximum rate permissible by law. Either party may terminate the agreement upon forty-five days written notice if the other party breaches a material term and fails to remedy the breach within thirty days. Mr. Duncan may also terminate the agreement upon forty-five days written notice if: the Company becomes insolvent, files a petition in bankruptcy or has a petition in bankruptcy filed against it which is not dismissed within fifteen days; the Company discontinues production and distribution of the products; the Company uses products and materials not approved by Mr. Duncan; or the Company uses the licensed subject matter in connection with any product or service for which the Company does not have license rights under the agreement. The Company may also terminate the agreement if Mr. Duncan is convicted, after all appeals, of a felony crime involving moral turpitude or a crime involving use or possession of controlled substances. The license terminates on the end of the 1999-2000 National Basketball Association season. If certain sales goals are met, the license is automatically extended through the 2000-2001 NBA basketball season.

      The Company has a promotional agreement, dated September 10, 1999, with Sterling Doubleday Enterprises, L.P. ("SDE"), owner and operator of the New York Mets National League Baseball team, for promotional rights during the 1999 and 2000 baseball seasons in connection with the sale and marketing of a cereal product identified by the name and logos of the New York Mets. Under the agreement, the Company must maintain in effect throughout the term of the agreement a license agreement with the Major League Baseball Player's Association permitting it to feature the images of eight or more Major League Baseball players on the cereal product, and if the Company decides to feature individual players or groups of less than eight players on the cereal product, the parties will obtain the consent of each such player featured. In the event that the parties decide to feature individual Mets players or groups of less that eight players on the cereal, SDE will cooperate in good faith with the Company's efforts to obtain the consent of the players for the use of their names and likenesses on the cereal product. The selection of the participating players shall be as mutually agreed upon by the parties, with each party's approval not to be unreasonably withheld. (The parties have agreed that at least one version of the product will feature Mike Piazza alone, and that such version will be produced and distributed during at least 12 months within the period from the date of the agreement through December 31, 2000.) Any compensation required to be paid to such individual players shall be the responsibility of SDE, provided that it shall not be unreasonable for SDE to withhold its approval of any participating player based on the fee required by such player. Under the agreement, SDE will promote the sale of the cereal product in: one
15-second advertisement displayed on the Diamond Vision scoreboard at Shea Stadium, which advertisement will be displayed during each Mets home game from August 6, 1999 through the end of the regular season, and in the 2000 baseball season, the advertisement will be displayed during each regular season home game at Shea Stadium; two appearances by Mr. Met in 1999 and six appearances in 2000 at mutually agreed upon retail stores that sell the cereal product; SDE will allow the Company to distribute product samples at Shea Stadium turnstiles during three mutually agreed upon regular season home games in 1999 and five mutually agreed upon regular season home games in 2000; the Company may place advertisements of the cereal product on the backs of 100,000 Mets pocket schedules in 2000; the cereal product will be advertised in the 2000 New York Mets Yearbook. Under the agreement, the Company will receive: the use of a 15-person Diamond View Suite at the Stadium on one mutually agreed upon game date in 1999, and on three mutually agreed upon games dates in 2000; four tickets to each of ten mutually agreed upon Mets regular season home games in 1999 (for a total of 40 regular season tickets) and the right to purchase four tickets to each of the first three Mets 1999 playoff games at the Stadium; four tickets to each of 30 mutually agreed upon regular season Mets home games in 2000 (for a total of 120 tickets); the right to conduct and promote one contest in each of 1999 and 2000 and to award to retail purchasers of the cereal product one grand prize, three second prizes, and five third prizes for each contest. The grand prize for the 1999 season is a weekend (two nights) trip for two to Mets spring training in Port St. Lucie, Florida for which the Company will provide, at its own expense, round-trip airfare, and SDE will provide hotel accommodations, a car rental in Port St. Lucie, and two tickets to one spring training game. The second place prize for 1999 is a Mets jersey autographed by one player that appears on the 1999 cereal product. The third place prize for 1999 is four tickets to one Mets regular season home game and the opportunity to attend that game's batting practice on the field. The grand prize for 2000 is an opportunity to appear in a non-official Mets team photograph. The second place prize for 2000 is a "honorary bat boy or bat girl" for one day (an opportunity to dress in a Mets uniform and to attend batting practice on the field). The third place prize for 2000 is a National league baseball signed by a player that appears on the 2000 cereal product. The agreement shall be automatically renewed on an annual basis unless SDE elects to terminate the agreement by providing written notice of such termination on or before December 31, 2000, or on or before any anniversary thereof, provided that SDE shall provide the same or comparable promotional support and cooperation during each year during which the agreement remains in effect.

      The Company has an exclusive worldwide license with JAE Endorsements Inc., dated as of September 21, 1999, to develop, manufacture, distribute, promote, and sell a limited edition cereal product bearing the name and likeness of John Elway, the former quarterback of the National Football League team Denver Broncos. The Company has the right to use the name, photograph, characterization, likeness, voice, image, and biographical data of John Elway, and the trademarks, logos, copyrights and all other authorized material owned or controlled by JAE Endorsements Inc. in connection with the development, manufacture, distribution, promotion, and sale of the cereal product. The Company will also produce and sell merchandise, t-shirts, sweatshirts, and hats, related to the cereal product. The Company is responsible for all costs and expenses in connection with the development, promotion, manufacturing, packaging, shipping, distribution, sales and promotion of the products. The Company is responsible for handling all fulfillment (including all check, money order and credit card transactions) and tracking responsibilities from the sale of related merchandise from the back panel or elsewhere on the packaging or promotional materials of the cereal product. The Company has all rights, titles, and interests in and to the Products, their formulae and secret ingredients, and their packaging and labeling. Under the license, John Elway is to personally autograph 25 flat cereal boxes for Licensee to use as promotional giveaways. The Company is required to name John Elway as an additional insured party in its eight million product liability insurance to cover all of the products produced in connection with this license bearing his name and likeness, and will maintain a twenty million umbrella policy naming John Elway as an additional insured party. The agreement can only be assigned with the prior written consent of the other party, except that the Company may assign the assignment to a wholly-owned subsidiary or to an entity owning or acquiring a substantial portion of the Company's stock or assets. The agreement provides that the parties shall indemnify the other parties for actions, claims, suits, losses, judgments, penalties, liabilities, damages, costs, and expenses arising out of a party's breach of the terms of the agreement, or through the gross negligence or intentional acts of its officers, directors, employees, or representatives. The Company is also obligated to indemnify JAE Endorsements, Inc. and John Elway, except for their negligent acts or intentional misconduct, from third party claims, actions, suits, demands, loses, damages and costs and expenses in connection their good faith performance of their obligations under the license, provided that Company shall be given prompt notice thereof. The license may be sooner terminated upon forty-five (45) days written notice if: (a) the Company breaches a material term of the agreement; (b) JAE Enterprises Inc. breaches a material term of the agreement and fails to remedy said breach within thirty (30) days of its receipt of written notice of the breach; (c) a party becomes insolvent or files a petition in bankruptcy; (d) the Company discontinues production and distribution of the products; or (e) Mr. Elway becomes the subject of public dispute or scandal that materially and adversely affects his image. The license terminates on December 31, 2000, unless certain sales goals are met, in which case the license is automatically extended to December 31, 2001.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits.

       The following exhibits are filed with this report:

Exhibit Number    Description of Exhibit
---------------   ----------------------

10.1              License Agreement between Famous Fixins, Inc. and
                  Tim Duncan (1)*
10.2              Promotion Agreement between Famous Fixins, Inc.
                  and Sterling Doubleday Enterprises, L.P. (2)*
10.3              Financial Consulting Agreement between Famous
                  Fixins, Inc. and First Atlanta Securities, LLC (3)
10.4              License Agreement between Famous Fixins, Inc. and
                  JAE Endorsements Inc. (4)*
11                Statement Concerning Computation of Per Share
                  Earnings is hereby incorporated by reference to
                  "Financial Statements" of Part I, contained
                  in this Form 10QSB.
27                Financial Data Schedule
______

(1) Incorporated by reference to Exhibit 10.18 of the Company's 10-SB/A filed on October 26, 1999.
(2) Incorporated by reference to Exhibit 10.19 of the Company's 10-SB/A filed on October 26, 1999.
(3) Incorporated by reference to Exhibit 10.20 of the Company's 10-SB/A filed on October 26, 1999.
(4) Incorporated by reference to Exhibit 10.21 of the Company's 10-SB/A filed on October 26, 1999.

* Confidential treatment has been requested for certain confidential portions of this exhibit pursuant to Rule 24(b)(2) under the Exchange Act. In accordance with Rule 24(b)(2), these confidential portions have been omitted from this exhibit and filed separately with the Commission.

                                 SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    FAMOUS FIXINS, INC.


Date:  November 11, 1999            /s/ Jason Bauer
                                    -------------------------------------
                                    Jason Bauer
                                    President and Chief Executive Officer

Date:  November 11, 1999            /s/ Michael Simon
                                    -------------------------------------
                                    Michael Simon
                                    Vice President