Form 10QSB/A
period 1999-09-30
FAMOUS FIXINS INC
filed 1999-12-10
CIK 1052706

FORM 10-QSB/A

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

           250 West 57th Street, Suite 1112, New York, New York 10107
                   (Address of principal executive offices)

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


                     APPLICABLE ONLY TO CORPORATE ISSUERS

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of December 9, 1999, the issuer had 10,462,624 shares of common stock, par value $.001 per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ]  No [X]

                               FAMOUS FIXINS, INC.
             FORM 10-QSB/A FOR THE QUARTER ENDED SEPTEMBER 30, 1999


      This Amendment No. 1 to Famous Fixins, Inc.'s Form 10-QSB for the quarter ended September 30, 1999 includes revised financial information for the quarter ended September 30, 1999.



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

                          FAMOUS FIXINS, INC.
                            BALANCE SHEETS
            AS OF DECEMBER 31, 1998 AND SEPTEMBER 30, 1999
                             (UNAUDITED)

                                                DECEMBER 31,  SEPTEMBER 30,
                                                   1998           1999
                                                ------------  -------------
                  A S S E T S
                 ------------

CURRENT ASSETS
--------------

   Cash and cash equivalents                     $  19,500    $   343,648
   Accounts receivable                              13,613        641,000
   Merchandise inventory                            27,420         79,868
   Prepaid expenses and other current assets             -         24,307
                                                 ---------    -----------
     TOTAL CURRENT ASSETS                           60,533      1,088,823
                                                 ---------    -----------

PLANT AND EQUIPMENT
-------------------

   Furniture and fixtures                            9,309          9,309
   Machinery and equipment                           9,406          9,406
                                                 ---------    -----------
                                                    18,715         18,715
     Less: Accumulated depreciation                  3,578          5,940
                                                 ---------    -----------

     NET PLANT AND EQUIPMENT                        15,137         12,775
                                                 ---------    -----------

OTHER ASSETS
------------

   Security deposits                                 2,400          2,400
                                                 ---------    -----------

                                                  $ 78,070    $ 1,103,998
                                                 =========    ===========

See accompanying notes to financial statements.

                                                DECEMBER 31,  SEPTEMBER 30,
                                                   1998           1999
                                                ------------  -------------

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

STOCKHOLDERS' EQUITY (DEFICIT)
------------------------------

   Common stock, $.001 par value per share:
      Authorized 25,000,000 shares
      Issued and outstanding
       6,883,891 shares in 1998; 10,462,624
       shares in 1999                                6,883         10,462
   Additional paid-in capital                      662,937      1,357,299
   Accumulated deficit                            (865,644)      (975,064)
                                                 ---------    -----------
                                                  (195,824)       392,697
      Less: Common stock subscription receivable         -        (53,750)
      Less: Unused advertising barter credits      (50,000)       (50,000)
                                                 ---------    -----------

     TOTAL STOCKHOLDERS' EQUITY (DEFICIT)         (245,824)       288,947
                                                 ---------    -----------

                                                 $  78,070    $ 1,103,998
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

                           FAMOUS FIXINS, INC.
                        STATEMENTS OF CASH FLOWS
          FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                               (UNAUDITED)

                                                                     NINE MONTHS ENDED
                                                                        SEPTEMBER 30,
                                                                  -------------------------
                                                                     1999           1998
                                                                  ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                       $ (109,420)    $(512,305)
   Adjustments to reconcile net loss to net cash provided by
      (used in) operating activities:
         Noncash items:
            Depreciation                                               2,362         1,738
            Value of common stock issued for services
               received by the Company                                71,826        88,500
            Value of warrants issued for services received
               by the Company                                        222,131       153,800
         (Increase) decrease in assets:
            Accounts receivable                                     (627,387)      (36,882)
            Merchandise inventory                                    (52,448)       14,844
            Prepaid expenses and other current assets                 25,693         2,227
            Increase in security deposits                                  -        (2,400)
         Increase (decrease) in liabilities:
            Accounts payable and accrued expenses                    637,983         1,896
            Taxes payable - other than on income                       1,522         1,053
                                                                  ----------     ---------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                  172,262      (287,529)
                                                                  ----------     ---------

CASH FLOWS USED IN INVESTING ACTIVITIES:
   Payments for plant and equipment additions                              -        (2,102)
                                                                  ----------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock, net                       287,734       327,937
   Proceeds of long-term debt                                         35,000             -
   Repayments of long-term debt                                      (36,545)            -
   Payments of note payable to related party                        (134,303)       (5,755)
   Decrease in stockholders' loans                                         -       (11,154)
                                                                  ----------     ---------

NET CASH PROVIDED BY FINANCING ACTIVITIES                            151,886       311,028
                                                                  ----------     ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS                            324,148        21,397

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                      19,500         9,522
                                                                  ----------     ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $  343,648     $  30,919
                                                                  ==========     =========

Supplemental information about cash payments is as follows:
   Cash payments for interest                                     $   12,230     $   8,844
   Cash payments for income taxes                                 $      625     $     625

Supplemental disclosure of noncash financing activities:
   Common stock subscription received for common shares issued    $   53,750     $       -
   Issuance of common stock in exchange for plant and equipment
      acquired                                                    $        -     $   3,475

See accompanying notes to financial statements.

                             FAMOUS FIXINS, INC.
                      STATEMENT OF STOCKHOLDERS' EQUITY
                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
                                 (UNAUDITED)

                                                                           ADDITIONAL                                 UNUSED
                                                                            PAID-IN                  COMMON STOCK   ADVERTISING
                                                       COMMON STOCK         CAPITAL     ACCUMULATED  SUBSCRIPTION     BARTER
                                          TOTAL      SHARES      AMOUNT    (DEFICIT)     DEFICIT      RECEIVABLE      CREDITS
                                        ---------  ----------  ----------  ----------  ------------  ------------   -----------
BALANCE, JANUARY 1, 1999                $ 245,824   6,883,891  $    6,883  $  662,937  $  (865,644)  $         -    $  (50,000)

Issuance of common shares in
   a securities offering in
   February 1999 - net                    300,234   2,433,233       2,433     351,551            -       (53,750)            -

Issuance of common shares for
   services received                      121,826   1,145,500       1,146     120,680            -             -             -

Issuance of warrants for
   services received                      222,131           -           -     222,131            -             -             -

Net loss - nine months ended
   September 30, 1999                    (109,420)          -           -           -     (109,420)            -             -
                                        ---------  ----------  ----------  ----------  -----------   -----------    -----------

BALANCE - SEPTEMBER 30, 1999            $ 288,947  10,462,624  $   10,462  $1,357,299  $  (975,064)  $   (53,750)   $  (50,000)
                                        =========  ==========  ==========  ==========  ===========   ===========    ===========

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

         MERCHANDISE INVENTORY
         ---------------------

         Merchandise inventory is stated at the lower of cost or market value on a first-in, first-out basis.

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

         In accordance with the agreements, the Company issued an aggregate of 139,152 warrants for the purchase of the Company's common stock exercisable between October 30, 1999 and October 30, 2004 at a purchase price of $.494 per share (125% of the market price on the closing date). The Debentures may be exchanged, at the Company's option, for Convertible Preferred Stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


"FORWARD-LOOKING" INFORMATION
-----------------------------

      This report on Form 10-QSB/A contains certain "forward-looking statements", which represent the Company's expectations and beliefs, including, but not limited to statements concerning the Company's expected growth. The words "believe," "expect," "anticipate," "estimate," "project," and similar expressions identify forward-looking statements, which speak only as of the date such statement was made. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond the Company's control, and actual results may differ materially depending on a variety of important factors, including the Company's ability to sign new celebrities, obtain additional capital, and customer acceptance of the Company's products.

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

      The Company believes that its future growth is dependent on the degree of success of current operations in generating revenues, and borrowings under its current credit facility, and the ability to obtain additional credit facilities, although there can be no assurance that the Company will be able to obtain any additional financing the Company may require. In October 1999, the Company entered into agreements pursuant to which certain investors agreed to purchase an aggregate of $550,000 principal amount of 5% convertible debentures due October 19, 2002 and 139,152 warrants to purchase shares of the Company's common stock. At the initial closing date, the Company received an aggregate of $450,000, and is to receive the remaining $100,000 subject to the effective date of a registration statement. The warrants are exercisable between October 30, 1999 and October 30, 2004 at a purchase price of $.494 per share (125% of the market price on the closing date). At the Company's option, the convertible debentures may be exchanged into convertible preferred stock. The Company believes that such sources of funds will be sufficient to fund its operations for the next twelve months.

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

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K


(a)    Exhibits.

       The following exhibits are filed with this report:

Exhibit Number    Description of Exhibit
---------------   ----------------------

10.1              License Agreement between Famous Fixins, Inc. and
                  Tim Duncan (1)
10.2              Promotion Agreement between Famous Fixins, Inc.
                  and Sterling Doubleday Enterprises, L.P. (2)
10.3              Financial Consulting Agreement between Famous
                  Fixins, Inc. and First Atlanta Securities, LLC (3)
10.4              License Agreement between Famous Fixins, Inc. and
                  JAE Endorsements Inc. (4)
11                Statement Concerning Computation of Per Share
                  Earnings is hereby incorporated by reference to
                  "Financial Statements" of Part I, contained
                  in this Form 10QSB.
27                Financial Data Schedule
______

(1) Incorporated by reference to Exhibit 10.18 of the Company's 10-SB/A (Amendment No. 2) filed on November 23, 1999.
(2) Incorporated by reference to Exhibit 10.19 of the Company's 10-SB/A (Amendment No. 2) filed on November 23, 1999.
(3) Incorporated by reference to Exhibit 10.20 of the Company's 10-SB/A (Amendment No. 2) filed on November 23, 1999.
(4) Incorporated by reference to Exhibit 10.21 of the Company's 10-SB/A (Amendment No. 2) filed on November 23, 1999.

                                 SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    FAMOUS FIXINS, INC.


Date:  December 10, 1999            /s/ Jason Bauer
                                    -------------------------------------
                                    Jason Bauer
                                    President and Chief Executive Officer

Date:  December 10, 1999            /s/ Michael Simon
                                    -------------------------------------
                                    Michael Simon
                                    Vice President