Form 10KSB
period 1999-12-31
FAMOUS FIXINS INC
filed 2000-03-29
CIK 1052706

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended December 31, 1999

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from __________ to __________.

                       Commission file number:  0-27219

                              FAMOUS FIXINS, INC.
                (Name of small business issuer in its charter)

                  NEW YORK                                 13-3865655
     (State or other jurisdiction of                    (I.R.S. Employer
      incorporation or organization)                   Identification No.)

       250 W. 57th Street, Suite 1112, New York, New York      10107
            (Address of principal executive offices)        (Zip Code)

                  Issuer's telephone number:  (212) 245-7773

        Securities registered under Section 12(b) of the Exchange Act:

      Title of each class      Name of each exchange on which registered
      -------------------      -----------------------------------------
             N/A                                N/A

        Securities registered under Section 12(g) of the Exchange Act:

                                 Common Stock
                               ----------------
                               (Title of class)

      Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the 90 past days. YES [ ] NO [ X ]

      Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of
this Form 10-KSB or any amendment to this form 10-KSB.  [   ]

      State issuer's revenues for its most recent fiscal year:  $2,515,966

      The aggregate market value of voting and non-voting stock of the issuer held by non-affiliates on March 9, 2000 was $4,208,909, based on the average closing bid and ask prices of the issuer's common stock on March 9, 2000 of $.57 and $.61, respectively.

      As of March 13, 2000, 12,220,888 shares of the issuer's common stock were issued and outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE

                                    None.

 Transitional Small Business Disclosure Format (check one): YES [  ]  NO [X]

                             FAMOUS FIXINS, INC.

                              TABLE OF CONTENTS

                                                                         PAGE

PART I

Item 1.  Description of Business                                           4
Item 2.  Description of Property                                          25
Item 3.  Legal Proceedings                                                25
Item 4.  Submission of Matters to a Vote of Security Holders              25

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters         26
Item 6.  Management's Discussion and Analysis or Plan of Operation        29
Item 7.  Financial Statements                                             35
Item 8.  Changes in and Disagreements With Accountants on Accounting
         and Financial Disclosure                                         57

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
         Compliance With Section 16(a) of the Exchange Act                58
Item 10. Executive Compensation                                           60
Item 11. Security Ownership of Certain Beneficial Owners and Management   65
Item 12. Certain Relationships and Related Transactions                   67
Item 13. Exhibits and Reports on Form 8-K                                 69

                                    PART I

ITEM 1.  DESCRIPTION OF BUSINESS

(a)   BUSINESS DEVELOPMENT

      We are a New York corporation known as Famous Fixins, Inc. We were originally incorporated on February 9, 1984 under the laws of the State of Utah as Straw Dog, Inc. Pursuant to a registration with the Utah Securities Division effective September 26, 1984, 1,000,000 shares of our common stock were sold to the public at a price of $.02 per share. On November 4, 1985, we changed our name to Tinderblock, Inc.

      On July 31, 1995, we reincorporated under the laws of the State of Nevada by merging with Spectrum Resources, Inc. Under the terms of the merger and incorporation, all of the 7,666,666 outstanding shares of our common stock were exchanged for shares of the common stock of Spectrum Resources, Inc. at the rate of 1 share of Spectrum Resources for 3 of our shares. Following the reincorporation, there were 2,555,887 shares of our common stock issued and outstanding. On October 20, 1995, the Board of Directors approved a 1 for 10 reverse split of our stock, after which we had 255,588 shares of common stock issued and outstanding.

      On January 12, 1996, pursuant to a resolution of the Board of Directors, we issued 354,930 shares of common stock to Phoenix Pacific Property Trust. Those shares were valued at approximately $5,111 on the date of issuance. The shares were given as consideration for services and costs that they incurred to maintain our status as an active corporation and for providing business and financing consulting advice to us. Our present management and Board of Directors do not know how the securities issued to Phoenix Pacific Property Trust were valued, but reasonably estimates a value of $5,111 based on a price of $.0144 per share, based on the following factors:

         - the shares were restricted common stock;
         - there was no active trading market at the time for the securities;
         - there were no contemporaneous transactions of which our present management and Board are aware of that were transacted at a greater price per share; and
         - we did not have active business operations or material net worth at the time of issuance.

      We did not engage in any substantive business activity from approximately April 6, 1996 to May 28, 1998.

      On May 28, 1998, we acquired Famous Fixins, Inc., a privately-held New York corporation formed on November 29, 1995 ("FFNY"), in a transaction viewed as a reverse acquisition. FFNY was a promoter and marketer of celebrity endorsed food products. It commenced business activities in 1995 and began sales operations in March 25, 1997. Pursuant to a Plan and Agreement of Reorganization, we issued 5,494,662 shares of common stock to Jason Bauer, as trustee for certain shareholders of FFNY, in exchange for 97% of the outstanding common stock of FFNY. Pursuant to the reorganization, the controlling shareholders became our controlling shareholders and officers and directors. FFNY became a majority-owned subsidiary of our company.

      On June 8, 1998, we changed our name to Famous Fixins, Inc. under the laws of the State of Nevada.

      On November 16, 1998, we reincorporated under the laws of the State of New York by merging into our wholly-owned subsidiary, Famous Fixins Holding Company, Inc., a corporation formed for the purpose of reincorporation. On November 20, 1998, we merged with our New York subsidiary, FFNY. On November 20, 1998, we changed our name to Famous Fixins, Inc. under the laws of the State of New York. We operate as a single entity under the laws of the State of New York.

      As of March 13, 2000, we had 12,220,888 shares of our common stock issued and outstanding.

      We have not been subject to bankruptcy, receivership or any similar proceedings.

(b)   BUSINESS OF ISSUER

      We are a promoter and marketer of celebrity and athlete licensed food products for sale in supermarkets, mass merchandisers, drug chains, specialty stores and over the Internet. Our plan is to develop, market and sell specialty products based on the diverse professional, cultural and ethnic backgrounds of various celebrities. We create food products which include a line of breakfast cereals endorsed by high profile athletes and a line of salad dressings. We promote and market our products directly to supermarket chain stores. We also operate an electronic commerce site from which our products may be purchased. We utilize a nationwide network of food brokers to distribute our products in supermarket chains, mass-merchandisers, drug stores, restaurants and specialty retail stores throughout the United States. We enlist third party manufacturers to produce our food products.

      We have recently significantly increased our roster of high profile celebrities and athletes who endorse food products that we promote and market. The celebrities and athletes that endorse our products donate a portion of their compensation to charities and community organization. Our current roster includes:

Celebrity or Athlete               Charity
--------------------               -------
Britney Spears                     Giving Back Fund
Tony Stewart                       Habitat for Humanity
Sammy Sosa                         The Sammy Sosa Charitable Foundation
Cal Ripken, Jr.                    The Kelly & Cal Ripken, Jr. Foundation
Jeff Bagwell, Craig Biggio,
   and Ken Caminiti                D.A.R.E.
Derek Jeter                        Turn 2 Foundation
Alonzo Mourning                    Zo's Summer Grove Charity
Jake Plummer                       The Jake Plummer Foundation
Peyton Manning                     Pey Back Foundation
Tim Duncan                         The Children's Shelter of San Antonio
New York Mets                      LISPCC
Olympia Dukakis                    Women's Domestic Abuse
Dave Mirra                         To be determined

PRINCIPAL PRODUCTS AND SERVICES

Breakfast Cereal
----------------

      The cereal category is the largest category in the food industry, with national sales exceeding seven billion dollars per year. There are more than 100 cereals nationally distributed, however, Famous Fixins' select cereals are endorsed by well-known athletes, and therefore, require little advertising in each marketplace.

      Slammin' Sammy's Frosted Flakes. We entered into a contract with Chicago Cubs baseball player Sammy Sosa for the rights to produce a breakfast cereal. We launched "Slammin' Sammy's Frosted Flakes" in June 1999 in a limited edition collector's box commemorating Sammy's 66 home runs. This product was launched mid-June, in the Chicago area initially, with national and international distribution to follow.

      Cal's Classic O's. We have a contract with The Tufton Group for the rights to manufacture and distribute a cereal bearing the name and likeness of Baltimore Orioles baseball player Cal Ripken Jr., "Cal's Classic O's", in the Baltimore area. In April 1999, we launched "Cal's Classic O's," a honey-nut toasted oats cereal in a limited-edition collector's box, for distribution in the Baltimore/Washington area.

      Houston's Triple Play.  We entered into a contract with three
Houston Astros baseball players, Jeff Bagwell, Craig Biggio and Ken Caminiti, for the exclusive rights to manufacture and distribute a cereal collectively bearing their names and likeness and highlighting their baseball careers. We launched "Houston's Triple Play," a honey-nut toasted oats cereal in a limited-edition collector's box in July 1999.

      Jeter's. We entered into an agreement with Turn 2, Inc. for the production of a breakfast cereal called "Jeter's" featuring Derek Jeter, shortstop for the World Series Champion New York Yankees. We launched this frosted flakes cereal in October 1999 in the New York market.

      Zo's O's. We have an agreement with Alonzo Mourning, the Miami Heat basketball player and a four-time NBA All-Star for the rights to manufacture and distribute a new cereal, "Zo's O's," in the Miami area. The cereal was launched in February 2000. "Zo's O's" is packaged in a limited edition collector's cereal box, commemorating Mourning's outstanding 1999 NBA season. In the 1999 NBA season, Mourning led the league in blocks and was named the league's Defensive Player of the Year.

      Jake's Flakes. We entered into a contract with Jake Plummer, quarterback of the Arizona Cardinals, for the exclusive rights to manufacture a breakfast bearing the name and likeness of Jake Plummer. We launched "Jake's Flakes", a frosted flakes cereal in October 1999 in the Arizona and Idaho markets.

      Peyton's O's. We have an agreement with Pey Dirt, Inc. for the exclusive rights to manufacture a breakfast cereal bearing the name and likeness of Peyton Manning, quarterback of the Indianapolis Colts. We launched "Peyton's O's", a honey-nut toasted oats cereal, in October 1999 in the Indianapolis and Tennessee markets.

      Amazin' Mets Frosted Flakes. We have an agreement with Doubleday Enterprises, L.P., owner and operator of the New York Mets National League Baseball team, for promotional rights during the 1999 and 2000 baseball seasons to produce and sell a cereal product identified by the name and logos of the Mets. The cereal product may feature the images of eight or more Major League Baseball players on the Mets, and at least one version of the cereal product will feature Mets catcher Mike Piazza. We launched "Amazin' Mets Frosted Flakes" cereal in New York in October 1999.

Salad Dressing
--------------

      Olympia Dukakis' Greek Salad Dressings. Our initial product line was Olympia Dukakis' Greek Salad Dressings, which we began selling in April 1997. Developed exclusively for us, the Olympia Dukakis' Greek Salad Dressings are based on Ms. Dukakis' family recipe passed down through many generations.
Made to enhance the traditional Greek salad, the Dukakis line of salad dressings is unlike others currently on the market. The Dukakis line consists of four salad dressings, all made with natural ingredients and containing no preservatives: Greek, Light Greek, Creamy Feta and Light Creamy Feta. The Greek and Light Greek dressings blend imported extra virgin olive oil with special herbs and spices, and the Creamy Feta and Light Creamy Feta dressings have the added touch of premium quality cheeses. The products also contain extra virgin olive oil, which has seen a great resurgence in the marketplace, on the strength of consumer sensitivity to healthy eating. The light versions of the dressings contain half the fat and calories of the regular varieties.

      Since the launch of the Olympia Dukakis' Greek Salad Dressings in April 1997, we have achieved distribution for the Dukakis line to over 2,000 supermarkets throughout the United States. We have been successful in having articles written about Famous Fixins and our products in more than 150 newspapers and magazines across the country. We were the subject of an article in the February 2, 1998 issue of Business Week magazine. In addition, Ms. Dukakis has appeared and promoted the salad dressings on numerous nationally broadcast television shows, including The Rosie O'Donnell Show and Access Hollywood. These media vehicles have played an important role in alerting consumers about our products.

FamousFixins.com
----------------

      On April 7, 1999, we launched Internet sales of our products. FamousFixins.com, our Internet marketing division intended to be an online supermarket for celebrity endorsed food products. Through this web site, consumers are able to purchase individual items and personalized gift baskets consisting of a variety of celebrity food products. This electronic commerce service allow us to reach consumers in regions of the United States where our products are not carried in supermarkets.

DISTRIBUTION METHODS OF THE PRODUCTS AND SERVICES

      We presently employ a direct method of distribution for most our sales, whereby the product is shipped directly from the manufacturing facility to the supermarket chain's warehouses. As a secondary form of distribution, in cases where the direct distribution method is impracticable, we use a distributor, whereby the product is shipped to independent distribution companies who bear the responsibility for delivery to the retail stores. The latter method of distribution increases the retail price to the consumer by approximately 30%.

      We had a marketing agreement with Crown Prince, Inc., dated December 7, 1998, under which Crown Prince, Inc. provided to us consultation and oversight services, as well as administrative and marketing support, in connection with the distribution of our products. Crown Prince is a national food company in business for over 50 years with a national sales force and broker network. Under the marketing agreement, Crown Prince assisted us in the distribution of our food products to supermarkets and specialty stores throughout the country. Under the agreement, Crown Prince, Inc. received commissions on net sales at the rate of 7% for Olympia Dukakis Greek Salad Dressings and at least 3% for all other products lines. The agreement was terminated on December 31, 1999.

STATUS OF ANY PUBLICLY ANNOUNCED NEW PRODUCT OR SERVICE

      We are currently in the development stages of four new products.

      Slam Duncan's. We entered into an agreement with Tim Duncan, forward/center of the 1998-1999 NBA champion San Antonio Spurs for the exclusive rights to manufacture a breakfast bearing his name and likeness. We are in the final stages of development of "Slam Duncan's" and expect to launch this cereal by April 2000 in the San Antonio, Texas market.

      Britney Spears. We entered in an agreement Britney Brands, Inc. for the rights to use the name and likeness of musical artist Britney Spears in connection with the manufacture of a "Britney Spears CD Bubble Gum". We are in the final stages of development of the bubble gum and expect to launch the product in April 2000.

      Tony Stewart. We entered into an agreement with Redline Sports Marketing, Inc. for the rights to use the name and likeness of Tony Stewart, the 1999 NASCAR Rookie of the Year. We are in the developmental stage of, and we expect to launch, "Tony Stewart Racecar Mints", a racecar-shaped mint, in April 2000.

      Dave Mirra. We entered into an agreement with Dave Mirra for the rights to manufacture a shredded gum for sale to bike shops, toy stores and other merchandisers. We are in the developmental stage of the bubble gum and expect to launch "Mirracle Boy BMX Bubble Gum" in April 2000.

COMPETITIVE BUSINESS CONDITIONS

      We face intense competition in our businesses against some large corporations and smaller specialized businesses, that have the name recognition to attract well-known celebrities and sell celebrity endorsed food products. We face day-to-day competition from numerous competitors who produce and market food products endorsed by celebrities. The range of competitors runs from large corporations, such as General Mills, Coca-Cola, and Frito Lays, to smaller competitors. Those corporations have far greater financial resources and business experience than we do. The range of products runs across the food category from sports drinks, soda, salad dressings to cereals, desserts and candy bars. Any celebrity endorsed product similar to our products sold in an ordinary supermarket is competition to us.

      Because we are significantly smaller than our national competitors, we may lack the financial resources needed to capture increased market share. Many of our existing competitors and potential new competitors have:

         - longer operating histories;
         - greater name recognition;
         - larger customer bases;
         - more financial resources;
         - more and larger facilities; and
         - significantly greater financial, technical and marketing resources.

If we compete with them for the same geographical markets, their financial strength could prevent us from capturing those markets. Because of their resources, our competitors may offer more attractive financial terms to celebrities than we can to endorse products. They may also devote greater resources than we can to the development, promotion and sale of their products. They may develop products that are superior to or have greater market acceptance than ours. Our competitors may also conduct more extensive research and development, run more marketing campaigns, adopt more aggressive pricing policies and provide more attractive services to our customers than we do.

PRINCIPAL SUPPLIERS

      We engage third-party, private-label manufacturers to produce our products according to the specifications and product formulas provided by us to such manufacturer. We have not experienced and do not anticipate any difficulty in meeting our current and anticipated sales objectives. Manufacturing facilities are subject to regulations promulgated by the Food and Drug Administration. The Food and Drug Administration and state regulatory agencies inspect the facilities of manufacturers on a routine basis for regulatory compliance. We cannot assure you that the third-party manufacturers can satisfy these requirements. The table below lists the manufacturers that we utilize for our products.

Manufacturer                        Location                  Food Product
------------                        --------                  ------------
Jasper Foods/Gilster-Mary-Lee       Jasper, Missouri          cereals
Marzetti Foods                      Canton, Ohio              salad dressing
Amurol Confections                  Yorksville, Illinois      bubble gum
Ragold                              Chicago, Illinois         mints

DEPENDENCE ON MAJOR CUSTOMERS

      Although we target our products to a large number of supermarkets and upon a broad customer base, to each of whom is sold relatively small quantities of our products, in 1999, Safeway accounted for about 13% and Jewel Supermarkets accounted for about 19% of our sales. These customers purchased products in blocks and there is no on-going agreement for these customers to purchase our products. We do not believe that loss of any one of these customers would have a material adverse affect on our operations.

LICENSE AGREEMENTS

Cal Ripken
----------

      We have a worldwide license with The Tufton Group, dated as of April 1, 1999, to market a line of limited edition cereal product entitled "Cal's Classic O's Honey Nut Toasted Oat Cereal" and related merchandise bearing the name and likeness of Calvin E. Ripken, Jr. Under the agreement, we have the non-exclusive right, license, and privilege to utilize the name, picture, visual representation, biography, performance statistics, facsimile signature, nickname and photographic image of Ripken on our products.

      We are required to indemnify Tufton Group and Ripken jointly and severally against any claims, losses, suits, liabilities, obligations, costs and expenses arising out of the agreement. We are required to maintain, at our own cost and expense, general liability insurance protecting Tufton and Ripken from any claims or suits arising out of the agreement in an amount of the greater of at least one million dollars or our standard policy limit, and to name Tufton Group and Ripken as additional insured parties.

      We may terminate the agreement upon written notice for a material breach of the agreement by Tufton and Tufton's failure to cure within five business days after. Tufton may terminate the agreement upon written notice, and our failure to cure within fifteen business days, if we:

         - fail to make timely payment;
         - fail to deliver quarterly sales statements;
         - breach any material term of the agreement.

Upon expiration or termination of the agreement, we shall not use or re-use the cereal product, advertising, or promotional materials without the express written consent of Tufton Group.

      Tufton is entitled to five percent of gross sales, less slotting fees, of the cereal product, and twenty five percent of the net profits of the related merchandise. Tufton received five year warrants to purchase 50,000 shares of our common stock at $.50 per share. The agreement is for a term of one year, subject to automatic renewal for one additional year if certain sales goals are met, in which event an additional 10,000 warrants shall be issued to Tufton.

Major League Baseball Players Association
-----------------------------------------

      Under a non-exclusive, non-transferable, non-assignable promotional license agreement with the Major League Baseball Players Association, dated as of June 10, 1999, we have group licensing rights to use

         - the names, nicknames, likenesses, signatures, pictures, numbers, playing records and biographical data of eight or more active baseball players, and
         - the logo, name and symbol of Major League Baseball Players Association, and Major League Baseball Players Choice Logo

in connection with our cereal products. The license territory is the United States, its possessions and territories, Canada and the Caribbean.

      The license fee is $125,000. In addition, the Players Association is entitled to receive a thirteen and one-half percent royalty on our baseball trading cards inserted into the cereal boxes, and ten percent on other promotional items using the rights granted under the license.

      We are obligated to defend, indemnify and hold harmless the Players Association, its members, offices, directors, employees and agents from and against any and all claims, demands, causes of action and judgments arising out of or in connection with:

         - our products using the rights granted under the license;
         - our use of intellectual property rights claimed to be the property of any Major League Baseball club or other entity affiliated with any Major League Baseball club; and
         - any defects in our products pursuant to this license.

      We are required to obtain the prior written consent of the Player's Association if it seeks to settle or compromise any claim covered by the indemnification provision. The Player's Association and its members have the right to defend themselves in any such action or proceeding with attorneys of the Player's Association's selection. We are required to obtain and maintain comprehensive general liability insurance naming the Player's Association and its members as an additional insured parties in an amount of at least two million dollars for each single occurrence.

      The Player's Association has the right immediately to terminate the agreement by giving written notice if we:

         - manufacture, advertise, promote, ship, distribute or use any material without the prior written approval of the Player's Association;
         - use any material after receipt of notice that the Player's Association disapproves of the material;
         - fail to carry on the materials the notices specified by the Player's Association;
         - become subject to any voluntary or involuntary order of any governmental agency involving the recall of any of our products because of safety, health or other hazards or risks to the public;
         - take any action in connection with our products that damages or reflects adversely upon the Player's Association or its rights and its trademarks;
         - breach any provision of the agreement relating to the unauthorized assertion of right in the rights or trademarks;
         - fail to obtain or maintain insurance; or
         - use the rights granted under the license in a manner that is inconsistent with the agreement.

We may terminate the agreement upon giving written notice if the Player's Association breaches and fails to cure within fifteen days a material term of the agreement.

      The license period ends on April 14, 2000. We intend to renew the group licensing rights or enter into a similar agreement for an additional license period beginning April 14, 2000, unless we discontinue the promotion and sale of products featuring Major League Baseball players.

Major League Baseball Properties, Inc.
--------------------------------------

      We have a license with Major League Baseball Properties, Inc. granting us the non-exclusive license to use the names, word marks, logos, uniform designs, colors and color combinations, trade dress, characters, symbols, designs, likenesses, visual representations, and such other similar or related identifications of

         - Major League Baseball Properties, Inc.,
         - Baltimore Orioles,
         - Chicago Cubs,
         - Houston Astros,
         - San Francisco Giants,
         - Seattle Mariners,
         - New York Mets, and
         - New York Yankees

in connection with the manufacture, distribution, promotion, advertisement and sale of our cereal products and the baseball trading cards contained in the cereals.

      The license agreement with Baseball Properties is a blanket agreement that expires on or about April 30, 2000, and it covers all of our baseball-themed products, including our products that were offered after we entered into the Baseball Properties license agreement.

      We are required to pay a minimum guaranteed compensation to MLBP, against which royalties are credited, of $125,000 for the rights granted under the agreement, of which $100,000 is due on December 31, 1999, and $25,000 is due on April 30, 2000. For our cereal products, we are required to pay royalties to MLBP in the amounts ranging from the greater of one percent of net sales or $.025 per cereal box sold to the greater of two and one-half percent of net sales or $.0545 per cereal box sold.

      Under the agreement, Baseball Properties has agreed to indemnify, defend and hold us and its owners, shareholders, directors, officers, employees, agents, representatives, successors and assigns harmless from any claims, suits, damages or costs arising from challenges to Baseball Properties' authority to license the rights granted to us or assertions to any claim of right or interest in or to the rights granted to us and used on our products, provided that we give prompt written notice, cooperates and assist in any such claim or suit, and provided further that Baseball Properties has the option to undertake and conduct the defense of, and to settle, any such suit at its sole discretion.

      Under the agreement, we have agreed to indemnify, defend and hold Baseball Properties, the Major League Baseball Clubs, the Leagues and the Office of the Commissioner of Baseball and their respective owners, shareholders, directors, officers, employees, agents, representatives, successors and assigns harmless from any claims, suits, damages and costs arising out of:

         - any unauthorized use of or infringement of any trademark, service mark, copyright, patent, process, method or device by us in connection with the licensed products;
         - alleged defects or deficiencies in, or the use of, the licensed products;
         - false advertising, fraud, misrepresentation or other claims related to the licensed products; the unauthorized use of the licensed rights or any breach by us of the agreement;
         - libel or slander against, or invasion of the right of privacy, publicity or property of, or violation or misappropriation of any other right of any third party; or
         - agreements or alleged agreements made or entered into by us to effectuate the terms of the agreement;

provided that Baseball Properties gives us notice of the making of any claim or the institution of any action. Baseball Properties may at its option participate in any action.

      Baseball Properties has the right to terminate the agreement without any right to cure if:

         - we fail to obtain or maintain liability insurance;
         - any governmental agency or court of competent jurisdiction finds that the licensed products are defective;
         - we breach certain undertakings pursuant to the license; or
         - we undergo a change in majority or controlling ownership.

      Baseball Properties has the right to terminate the agreement if we default on, and fail to cure within ten business days, the following occurrences:

         - we fail to make timely payment;
         - we fail to deliver an accounting statement or to give access to our premises or license records;
         - we are unable to pay  our debts when due;
         - we make any assignment for the benefit of creditors or an arrangement pursuant to any bankruptcy law;
         - we file or have filed against us any petition under the bankruptcy or insolvency laws of any jurisdiction, county or place;
         - we shall have or suffer a receiver or trustee to be appointed for our business or property;
         - we are adjudicated a bankrupt or an insolvent;
         - we fail to commence in good faith to manufacture, distribute and sell each licensed product throughout the licensed territory within any twelve month period;
         - we discontinue our business as it is now conducted;
         - we breach any term of the agreement; or
         - our accounting statements furnished to Baseball Properties are significantly or consistently understated.

      We have orally agreed with MLBP to extend the license period through the calendar year 2000 for all of our present and future baseball-themed products during the license period, and the minimum compensation of $125,000 against which royalties are credited against are to be carried over through the calendar year 2000.

Sammy Sosa
----------

      We have an exclusive license with Sammy Sosa, dated as of April 12, 1999, to develop, manufacture, distribute, promote, and sell up to two editions of a line of limited edition cereal products bearing his name and likeness in North America and the Caribbean. We have the right to use the name, photograph, characterization, likeness, voice, image, and biographical data of Sosa. We have the right to use the trademarks, logos, copyrights and all other authorized material owned or controlled by Sosa.

      We retain all rights, titles, and interests in and to the cereal products, their formulae and secret ingredients, and their packaging and labeling. We are responsible to pay all costs and expenses in connection with the development, promotion, manufacturing, packaging, shipping, distribution, sales and promotion of the cereal products and related merchandise. We are required to maintain an eight million dollar product liability insurance which cover all the products produced in connection with this license. The agreement can only be assigned with the prior written consent of the other party, except that we may assign the assignment to a wholly-owned subsidiary or to an entity owning or acquiring a substantial portion of our stock or assets. The agreement provides that the parties shall indemnify the other parties for actions, claims, suits, losses, judgments, penalties, liabilities, damages, costs, and expenses arising out of a party's breach of the terms of the agreement, or through the gross negligence or intentional acts of its officers, directors, employees, or representatives.

      Sosa is entitled to twelve and one-half percent of gross receipts from the sale of the cereal product, and one hundred percent of gross sales less twenty five percent of gross profits from the sale of related merchandise. Sosa also received five year warrants to purchase 150,000 shares of our common stock, exercisable at $.15 per share.

      The license may be terminated upon 45 days written notice if:

         - a party breaches a material term of the agreement and fails to remedy said breach within 30 days of its receipt of written notice of the breach;
         - a party becomes insolvent or files a petition in bankruptcy;
         - we discontinue production and distribution of the products; or
         - Sosa becomes the subject of public disrepute or scandal that affects his image.

The agreement terminates on April 14, 2000, subject to automatic renewal for one additional year if certain sales goals are met.

Ken Caminiti, Craig Biggio, and Jeff Bagwell
--------------------------------------------

      We have an exclusive worldwide license with Ken Caminiti, Craig Biggio, and Jeff Bagwell, dated as of April 29, 1999, to launch a line of limited edition cereal products bearing their names and likenesses, expiring on April 20, 2000.

      We have the right to use the name, photograph, characterization, likeness, voice, image, and biographical data of the licensors, and the trademarks, logos, copyrights and all other authorized material owned or controlled by the licensors in connection with the development, manufacture, distribution, promotion, and sale of the cereal and related merchandise. Related merchandise includes hats and T-shirts bearing the name and logo of the cereal, which may be sold only by way of direct sales through cereal box redemption programs, mail order, Internet, or print advertising.

      We are responsible for all costs and expenses in connection with the development, promotion, manufacturing, packaging, shipping, distribution, sales and promotion of the products. We have all rights, titles, and interests in and to the products, their formulae and secret ingredients, and their packaging and labeling. We are required to maintain an eight million dollar product liability insurance which cover all the products produced in connection with this license and to name the licensors as additional insured parties on its general liability insurance policy. The agreement can only be assigned with the prior written consent of the other party, except that we may assign the assignment to a wholly-owned subsidiary or to an entity owning or acquiring a substantial portion of our stock or assets.

      As compensation, the licensors are to receive six and one-half percent of all monies received less slotting fees from the sale of the cereal product, and twenty-five percent of net sales of the related merchandise. The licensors received a total of 30,000 warrants, exercisable for five years at $.25 per share, and are entitled to an additional 30,000 warrants if the license term is extended.

      The agreement provides that the parties shall indemnify the other parties for actions, claims, suits, losses, judgments, penalties, liabilities, damages, costs, and expenses arising out of a party's breach of the terms of the agreement, or through the gross negligence or intentional acts of its officers, directors, employees, or representatives.

      The license may be terminated upon 45 days written notice if:

         - a party breaches a material term of the agreement and fails to remedy said breach within 30days of its receipt of written notice of the breach;
         - a party becomes insolvent or files a petition in bankruptcy;
         - we discontinue production and distribution of the products; or
         - any licensor becomes the subject of public disrepute or scandal that affects the licensor's image.

The agreement is subject to automatic renewal until April 30, 2001 if certain sales goals are met.

Derek Jeter
-----------

      We have an exclusive license with Turn 2, Inc., dated as of May 31, 1999, to develop, manufacture, distribute, promote, and sell cereal products bearing his name and likeness in the United States. We have the right to use Jeter's name and likeness in connection with the advertisement and promotion by us of the products in television, radio, print and point of purchase. We also have the non-exclusive right to use Jeter's name and likeness in connection with certain merchandise that may be featured on the back panel of the endorsed products packaging, subject to the licensor's sole and exclusive discretion and approval. The side panel of the products packaging shall feature a charity or other entity of Jeter's sole choice.

      As compensation, Turn 2 is entitled to eleven and one-half percent of the invoice price of the cereal products shipped, and fifty percent of the gross profits from the sale of related merchandise. We granted Turn 2 five year options to purchase 50,000 shares of our common stock at $.15 per share. The remuneration due to licensor is subject to upward adjustment to conform with the highest then current remuneration paid by us to other Major League Baseball players, with the exception of certain specified persons, under similar licenses. All packaging costs shall be our sole responsibility.

      If we, at any time or times during the license period, desire to register a trademark or trademarks which include Jeter's name and likeness, or which relate in any manner to Jeter, or to register us as a user thereof, all costs related to any such trademarks shall be borne by us, and ownership of any such trademarks shall rest solely in the name of Turn 2 or its designee. Upon registration of any such trademark, Turn 2 shall grant to us a license for the use of such registered trademark on or in connection with the advertisement, promotion and sale of the products.

      We are required to maintain a three million dollar product liability insurance which cover all the products produced in connection with this license and to name Turn 2, Turn 2's agent, and Jeter as additional insured parties. We may assign or transfer this agreement only with the prior written consent of Turn 2. Turn 2 has the right to terminate the license term for up to sixty days after it receives notice from us that we have merged or consolidated with a third party.

      The agreement provides that in no event shall Jeter or Turn 2 be liable to us, or any party claiming through us, for any amount in excess of the royalties actually received by Turn 2 under the license. The agreement provides that the parties are not liable to each other for special, consequential, indirect, exemplary or punitive damages, or for a loss of good will or business profits.

      We are obligated to indemnify Turn 2, its agent, and Jeter from and against all expenses, damages, claims, suits, actions, judgments and costs arising out of the agreement, our breach of the agreement, or the negligence, actions, errors or omissions of us or any claim or action for personal injury, death or otherwise involving alleged defects in our products, provided that we are given notice of any such action or claim.

      The agreement may be terminated by the non-defaulting party if:

         - the other party fails to make any payment of any sum of money under the license and fails to cure within ten days of its receipt of written notice of its default, or
         - fails to observe or perform any of the terms of the agreement other than the payment of money and fails to cure within thirty days of its receipt of written notice of its default.

The right to cure applies only to a first-time default, and the agreement may be terminated immediately for subsequent defaults. The license terminates on May 31, 2000.

Jake Plummer
------------
      We have an exclusive worldwide license with Jake "The Snake" Enterprises, dated as of May 13, 1999, to launch a line of cereal products bearing his name and likeness. We have the right to use the name, photograph, characterization, likeness, voice, image, and biographical data of Jake Plummer, and the trademarks, logos, copyrights and all other authorized material owned or controlled by him in connection with the development, manufacture, distribution, promotion, and sale of the cereal products and related merchandise. We have all rights, titles, and interests in and to the products, their formulae and secret ingredients, and their packaging and labeling.

            The licensor is entitled to seven percent of revenues from the sale of the cereal product, and fifty percent of net profits from the sale of related merchandise. The licensor received a five year warrants to purchase 35,000 shares of our common stock at the purchase price of $.25 per share. We are responsible for all costs and expenses in connection with the development, promotion, manufacturing, packaging, shipping, distribution, sales and promotion of the products.

      We are required to maintain an eight million dollar product liability insurance which cover all the products produced in connection with this license and name Plummer as an additional insured party. The agreement can only be assigned with the prior written consent of the other party, except that we may assign the agreement to a wholly-owned subsidiary or to an entity owning or acquiring a substantial portion of our stock or assets.

      The agreement provides that the parties shall indemnify the other parties for actions, claims, suits, losses, judgments, penalties, liabilities, damages, costs, and expenses arising out of a party's breach of the terms of the agreement, or through the gross negligence or intentional acts of its officers, directors, employees, or representatives, or including product liability.

      The license may be terminated upon 45 days written notice if:

         - a party breaches a material term of the agreement and fails to remedy said breach within 30 days of its receipt of written notice of the breach;
         - a party becomes insolvent or files a petition in bankruptcy;
         - we discontinue production and distribution of the products; or
         - Plummer becomes the subject of public disrepute or scandal that affects his image.

Peyton Manning
--------------

      We have an exclusive license with Pey Dirt, Inc., dated as of May 31, 1999, to develop, manufacture, distribute, promote, and sell cereal products bearing Peyton Manning's name and likeness in the states of Indianapolis and Tennessee. We have the right to use Manning's name and likeness in connection with the advertisement and promotion by us of the products in television, radio, print and point of purchase. We also have the non-exclusive right to use Manning's name and likeness in connection with certain merchandise that may be featured on the back panel of the endorsed products packaging, subject to the licensor's sole and exclusive discretion and approval. The side panel of the products packaging shall feature a charity or other entity of Manning's sole choice.

      As compensation, Pey Dirt is entitled to eight and one-half percent of the invoice price of the cereal products shipped, and fifty percent of the gross profits from the sale of related merchandise. We granted Pey Dirt five year options to purchase 50,000 shares of our common stock at $.15 per share. The remuneration due to licensor is subject to upward adjustment to conform with the highest then current remuneration paid by us to other National Football League quarterbacks, under similar regional licenses. All costs related to any such trademarks shall be borne by us, and ownership of any such trademarks shall rest solely in the name of Pey Dirt or its designee. All packaging costs is our sole responsibility.

      If we, at any time or times during the license period, desire to register a trademark or trademarks which include Manning's name and likeness, or which relate in any manner to Manning, or to register us as a user, all costs related to any such trademarks shall be borne by us, and ownership of any such trademarks shall rest solely in the name of Pey Dirt or its designee. Upon registration of any such trademark, Pey Dirt shall grant to us a license for the use of such registered trademark on or in connection with the advertisement, promotion and sale of the products.

      We are required to maintain a three million dollar product liability insurance which cover all the products produced in connection with this license and to name Pey Dirt, its agent, and Manning as additional insured parties.

      We may assign or transfer this agreement only with the prior written consent of Pey Dirt. Pey Dirt has the right to terminate the license term for up to sixty days after it receives notice from us that we have merged or consolidated with a third party.

      The agreement provides that in no event shall Manning or Pey Dirt be liable to us, or any party claiming through us, for any amount in excess of the royalties actually received by Pey Dirt under the license. The agreement provides that the parties are not liable to each other for special, consequential, indirect, exemplary or punitive damages, or for a loss of good will or business profits. We are obligated to indemnify Pey Dirt, its agent and Manning from and against all expenses, damages, claims, suits, actions, judgments and costs arising out of the agreement, our breach of the agreement, or the negligence, actions, errors or omissions of us or any claim or action for personal injury, death or otherwise involving alleged defects in our products, provided that we are given notice of any such action or claim.

      The agreement may be terminated by the non-defaulting party if:

         - the other party fails to make any payment of any sum of money under the license and fails to cure within ten days of its receipt of written notice of its default, or
         - fails to observe or perform any of the terms of the agreement other than the payment of money and fails to cure within thirty days of its receipt of written notice of its default.

The right to cure applies only to a first-time default, and the agreement may be terminated immediately for subsequent defaults. The license terminates on May 31, 2000.

Alonzo Mourning
---------------

      We have an exclusive worldwide license with Alonzo Mourning, dated as of May 10, 1999, to develop, manufacture, distribute, promote and sell a cereal product bearing his name and likeness. Under the agreement, we have the right to use the name, approved photograph, likeness, and biographical data of Mourning. Mourning retains all rights in and to the licensed subject matter, and shall may use the licensed subject matter in connection with the advertisement, promotion, or endorsement of any product or service except for ready-to-eat cereal.

      As compensation, Mourning is entitled to five percent of all revenues from the sale of the cereal product, and twenty five percent of net profits from the sale of related merchandise. We issued to Mourning warrants to purchase 50,000 shares of our common stock, exercisable for five years at $.15 per share. We are responsible for all costs and expenses in connection with the development, promotion, manufacturing, packaging, shipping distribution, sales and promotion of the cereal product.

      We have all rights, titles and interest in and to the cereal product, the formulae and ingredients, and the packaging and labeling. We also have the right to produce, manufacture, distribute, and sell certain t-shirts and hats bearing the logo "Zo's O's", provided that such apparel products are manufactured by NIKE, Inc. We are responsible for any and all costs associated with the manufacture, promotion, sale, advertisement, or distribution of the apparel products.

      We are required to maintain an eight million product liability insurance which cover all the products produced in connection with this license and name Mourning as an additional insured party. The agreement can only be assigned with the prior written consent of the other party, except that we may assign the assignment to a wholly-owned subsidiary or to an entity owning or acquiring a majority of our stock or assets.

      The agreement provides that the parties shall indemnify the other parties, and that we shall indemnify Falk Associates Management Enterprises, for actions, claims, suits, losses, judgments, penalties, liabilities, damages, costs, and expenses arising out of a party's breach of the terms of the agreement, or through the gross negligence or intentional acts of its officers, directors, employees, or representatives. The indemnification provision survives the termination or expiration of the agreement.

      The license may be terminated upon thirty days written notice if:

         - a party breaches a material term of the agreement and fails to remedy said breach within 15 days of its receipt of written notice of the breach;
         - a party becomes insolvent or files a petition in bankruptcy;
         - we discontinue production and distribution of the products;
         - we fail to make any timely payments under the agreement; or
         - Mourning is convicted of a felony involving moral turpitude.

The license agreement terminates on June 30, 2000.

Tim Duncan
----------

      We have a non-exclusive worldwide license with Tim Duncan, dated as of August 27, 1999, granting us the right to use the name, photograph, characterization, likeness, voice, image, and biographical data of Tim Duncan in connection with the development, manufacture, distribution, promotion, and sale of a limited edition cereal product and related merchandise.

      We are required to distribute, promote, and sell the products, at a minimum, in the greater San Antonio, Texas area, North Carolina, and the U.S. Virgin Islands, and to provide for the sale and distribution of products on Tim Duncan's web site, www.slamduncan.com. We are responsible for all costs and expenses in connection with the development, promotion, manufacturing, packaging, shipping, distribution, sales and promotion of the products. We have all rights, titles, and interests in and to the cereal product, their formulae and secret ingredients. Under the agreement, Duncan is obligated to autograph 50 personalized jerseys and 150 boxes of the cereal product for our use as promotional materials.

      We are required to maintain general liability insurance coverage of at least two million dollars that survives the term of the license and name Duncan as an additional insured party. The agreement provides that we shall protect, indemnify and hold Duncan, his agents and representatives, harmless from and against any and all expenses, damages, claims, suits, actions, judgments and costs arising out of any action or proceeding by any third party based upon:

         - any act, omission, or material or alleged breach by us of the terms of the license;
         - our use of the material produced under the agreement;
         - the manufacture, marketing, sale or use of the products;
         - our unauthorized use of any individual intellectual property right, trademark, service mark, or copyright in connection with the licensed subject matter;
         - any materials supplied by us in connection with the services provided by Duncan under the agreement; or
         - the enforcement of our indemnification obligation.

      The remuneration due to Duncan is seven percent of all gross revenues from the sale of the cereal product, and fifty percent of all gross profit from the sale of related merchandise, and is subject to upward adjustment to provide the remuneration that we pay any other celebrity licensor for our products having comparable quantities of products manufactured or sold us. Interest on any late payments to Duncan will be the lesser four percent per month or the maximum rate permissible by law. Mr. Duncan also received a five year warrant to purchase 50,000 shares of our common stock, exercisable at $.20 per share.

      Either party may terminate the agreement upon forty-five days written notice if the other party breaches a material term and fails to remedy the breach within thirty days. Duncan may also terminate the agreement upon forty-five days written notice if we:

         - become insolvent,
         - file a petition in bankruptcy or have a petition in bankruptcy filed against us which is not dismissed within fifteen days;
         - discontinue production and distribution of the products;
         - use products and materials not approved by Duncan; or
         - use the licensed subject matter in connection with any product or service for which we do not have license rights under the agreement.

We may also terminate the agreement if Duncan is convicted, after all appeals, of a felony crime involving moral turpitude or a crime involving use or possession of controlled substances.

      The license terminates at the end of the 1999-2000 National Basketball Association season. If certain sales goals are met, the license fees on the cereal products increases by four percent of gross revenues, and the license is automatically extended through the 2000-2001 NBA basketball season, in which event, Duncan is to receive an additional warrant to purchase 30,000 shares of our common stock, exercisable at one-half the market value of the common stock at that time.

New York Mets
-------------

      We have a promotional agreement, dated September 10, 1999, with Sterling Doubleday Enterprises, L.P., owner and operator of the New York Mets National League Baseball team, for promotional rights during the 1999 and 2000 baseball seasons in connection with the sale and marketing of a cereal product identified by the name and logos of the New York Mets. Under the agreement, Sterling Doubleday is obligated to inform Major League Baseball Properties of its approval of our use of the Mets name and logos on our products.

      We must maintain in effect throughout the term of the agreement a license with the Major League Baseball Player's Association permitting us to feature the images of eight or more Major League Baseball players on our cereal product. If we decide to feature individual players or groups of less than eight players on the cereal product, the parties are to obtain the consent of each such player featured. If the parties decide to feature individual Mets players or groups of less than eight players on the cereal, Sterling Doubleday is to cooperate in good faith with our efforts to obtain the consent of the players for the use of their names and likenesses on the cereal product.

      The selection of the participating players shall be as mutually agreed upon by the parties, with each party's approval not to be unreasonably withheld. The parties have agreed that at least one version of the product will feature Mike Piazza alone, and that such version will be produced and distributed during at least 12 months within the period from the date of the agreement through December 31, 2000. Sterling Doubleday is responsible for any compensation paid to any individual player.

      Sterling Doubleday agreed to promote the sale of the cereal product:

         - in one 15-second advertisement displayed on the Diamond Vision scoreboard at Shea Stadium, which was to be displayed during each Mets home game from August 6, 1999 through the end of the regular season, and is to be displayed during each regular season home game at Shea Stadium in the 2000 season;
         - through two appearances by Mr. Met in 1999 and six appearances in 2000 at retail stores that sell the cereal product;
         - by allowing us to distribute product samples at Shea Stadium turnstiles during three regular season home games in 1999 and five regular season home games in the 2000 season;
         - by allowing us to place advertisements of the cereal product on the backs of 100,000 Mets pocket schedules in 2000;
         - advertising the cereal product in the 2000 New York Mets Yearbook.

      Under the agreement, we received:

         - the use of a 15-person Diamond View Suite at Shea Stadium on one game date in 1999, and on three games dates in the 2000 season;
         - four tickets to ten regular season home games in 1999 and the right to purchase four tickets to the first three Mets 1999 playoff games at Shea Stadium;
         - four tickets to 30 regular season Mets home games in 2000;
         - the right to conduct and promote one contest in each of 1999 and the 2000 seasons and to award prizes to retail purchasers of the cereal product.

      As compensation, we are to pay to Sterling Doubleday twelve and one-half percent of net sales of all products covered by the agreement. The agreement automatically renews on an annual basis unless Sterling Doubleday elects to terminate the agreement. Sterling Doubleday is to provide comparable promotional support and cooperation during each year the agreement remains in effect.

Olympia Dukakis
---------------

      We entered into an exclusive worldwide license agreement with Olympia Dukakis as of March 1, 1997 to manufacture, distribute, promote and sell Greek specialty food products bearing her name and likeness. Under the agreement, we have the right to use the name, photograph, depiction, characterization, likeness, voice, image and biographical data of Ms. Dukakis and the trademarks, logos, copyrights and all other authorized material owned or controlled by Ms. Dukakis.

      We are responsible for all costs and expenses in connection with the development, promotion, manufacturing, packaging, shipping, distribution, sales and promotion of the product. We reserve all rights in the products, their formulae and secret ingredients, or their packaging and labeling.

      Ms. Dukakis is entitled to five percent of all monies received by us as revenue derived from sale of the products. As additional compensation, we have granted Ms. Dukakis warrants to purchase 100,000 shares of our common stock, exercisable for five years at $1.00 per share.

      The agreement can only be assigned with the prior written consent of the other party. We are allowed to assign the agreement to a wholly-owned subsidiary or to an entity owning at least 42.5% of our equity, in which event Ms. Dukakis has the right to renegotiate the license terms.

      The parties agreed to indemnify the other party for actions, claims, suits, losses, judgments, penalties, liabilities, damages, costs, and expenses arising out of a party's breach of the terms of the agreement, or through the gross negligence or intentional acts of its officers, directors, employees, or representatives.

      The license may be terminated upon 45 days written notice if:

         - a party breaches a material term of the agreement and fails to remedy said breach within 30 days of its receipt of written notice of the breach;
         - a party becomes insolvent or files a petition in bankruptcy;
         - we discontinue production and distribution of the products;
         - Ms. Dukakis becomes the subject of public disrepute or scandal that affects her image; or
         - Ms. Dukakis dies or suffers any disability impairing her ability to perform as an entertainer.

Britney Spears
--------------

      We have a non-exclusive license with Britney Brands, Inc. to develop, manufacture, package, advertise, promote and distribute bubble gum in plastic CD-shaped cases throughout the world bearing Britney Spears' name, symbols, logos, images, autographs, and approved likenesses. We are responsible for the costs incurred in the manufacture, sale, distribution, or promotion of the product.

      We can sell the product to:

           - jobbers, wholesalers, and distributors for sale and distribution to retail stores and merchants;
           - retail stores and merchants directly for sale and distribution to the public;
           - family-oriented, reputable, third party direct marketing catalogue companies;
           - through home shopping television channels; and
           - directly to the ultimate consumer via our direct-to-consumer programs.

Britney Brands reserves the right to manufacture, distribute, market and sell similar or identical products for use in connection with premium sales, promotional tie-ins, give-aways, home television sales, cable programs, vending machines, electronic and Internet sales, direct mail and telephone sales, in-theater sales, sales at theme parks, amusement parks, at concerts, shows and other amusement or live entertainment attractions, radio sales, sales by or through fan clubs and conventions, and fund-raisers.

      As compensation, Britney Brands is entitled royalty of 9% of net sales on all units that we sell or that we distribute on for promotional, marketing or goodwill purposes. If we provide a higher royalty rates to another pop musical entertainment personality for a similar products, we will provide Britney Brands with the same royalty rate. Britney Brands is entitled to an advance of $150,000, of which $50,000 was paid at the signing of the license, $25,000 is due by November 1, 2000 and $75,000 is due by July 31, 2002. Royalties are credited against the advance. Britney Brands is entitled to a minimum royalty guarantee of $150,000, including the advance. We agreed to make a non-refundable payment of $10,000 to the Britney Spears Foundation. We issued to Britney Brands warrants to purchase a total of 200,000 shares of our common stock. The warrants are exercisable at $0.25 per share and terminate on November 22, 2004.

      The intellectual property rights in the product and the marketing materials that use the licensed subject matter are to vest with Britney Brands. Britney Brands is permitted to withdraw some or all of the licensed subject matter from the license if it determines that the exploitation may violate or infringe the proprietary rights of third parties, or subject itself to any liability or violate any law, court order, government regulation or other ruling of any governmental agency.

      We are required to maintain insurance coverage of $1,000,000 per occurrence per year for products, personal injury, advertising, and contractual liability for up to three years after the license ends which names Britney Brands and its representative, Signatures Network, as additional insureds.

      Britney Brands is to indemnify, hold harmless and defend us and our affiliates, officers, directors and employees against any claims, liabilities, demands, and expenses arising solely out of our use of the licensed subject matter. It is not liable for any consequential damages or loss of profits that we may suffer from the use of the licensed subject matter.

      We are to indemnify and hold harmless Britney Brands and Signatures Network, including their respective parents, subsidiaries, affiliates, officers, directors, representatives, employees and agents from and against any and all claims, liabilities, demands, causes of action, judgments, settlements and expenses that arises in connection with:

         - the design, manufacture, packaging, distribution, shipment, advertising, promotion, sale, or exploitation of the Articles,
         - our breach of  any representation, warranty, or covenant, or
         - our failure to perform any covenants or obligations contained in the license.

      We may not assign the license unless otherwise previously agreed in writing by Licensor.

      The license expires on October 29, 2002. Britney Brands has the right to immediately terminate the license upon written notice if any of the following occurs:

         - we make, sell, offer for sale, use or distribute any product without prior written approval or continue to make, sell, offer for sale, use or distribute any product after receipt of notice withdrawing approval; or
         - we become subject to any voluntary or involuntary order of any government agency involving the recall of any of the products because of safety, health or other hazard or risks to the public.

Britney Brands has the right to immediately terminate the license if we fail to cure upon 7 days written notice if any of the following occurs:

         - we fail to immediately discontinue the advertising, distribution or sale of products which do not contain the appropriate legal legend or notice;
         - we breach any of the provisions of the license relating to the unauthorized assertion of rights in the licensed subject matter;
         - we fail to make timely royalty payments;

Britney Brands may terminate the license if we fail to cure a breach to its satisfaction on 30 days prior written notice if:

         - we fail to obtain or maintain insurance;
         - we fail to distribute, ship and sell the product by June 1, 2000, and to use best efforts in distribution, shipment and sale;
         - we fail to timely submit preliminary samples of the product for approval;
         - a petition in bankruptcy is filed by or against us; we are adjudicated bankrupt or insolvent, or make an assignment for the benefit of creditors or an arrangement pursuant to any bankruptcy law;
         - we discontinue our business; or a receiver is appointed for us or our business and such receiver is not discharged within 30 days;
         - our corporation or any of our controlling shareholders, officers, directors or employees take any actions in connection with the manufacture, sale, distribution or advertising of the product which damages or reflects adversely upon Britney Brands, Britney Spears or the licensed subject matter; or
         - we violate any of our other obligations or breach any of our covenants, agreements, representations or warranties.

Dave Mirra
----------

      We have an exclusive worldwide license with Dave Mirra, dated as of December 22, 1999, to launch a line of chewing gun and a line of cereal products bearing his name and likeness. We have the right to use the name, photograph, characterization, likeness, voice, image, and biographical data of Dave Mirra, and the right to use all other licenseable intellectual property rights held by Mirra to his name, image or identity in connection with the development, manufacture, distribution, promotion, and sale of the foods products. We have all rights, titles, and interests in and to the products, their formulae and secret ingredients, and their packaging and labeling.

      Mirra is entitled to seven percent of revenues from the sale of the cereal product. Mirra received three year warrants to purchase 25,000 shares of our common stock at the purchase price of $.20 per share. We are responsible for all costs and expenses in connection with the development, promotion, manufacturing, packaging, shipping, distribution, sales and promotion of the products.

      We are required to maintain a two million dollar product liability insurance which cover all the products produced in connection with this license and name Mirra as an additional insured party. The agreement can only be assigned with the prior written consent of the other party, except that we may assign the agreement to a wholly-owned subsidiary or to an entity owning or acquiring a substantial portion of our stock or assets.

      The agreement provides that the parties shall indemnify the other parties for actions, claims, suits, losses, judgments, penalties, liabilities, damages, costs, and expenses arising out of a party's breach of the terms of the agreement, or through the negligence or intentional acts of its officers, directors, employees, or representatives, or including product liability. We will indemnify Mirra for actions, claims, costs related to the products, including damages allegedly caused by the products, the condition or quality of the products, or the distribution of the products.

      The license may be terminated upon 45 days written notice if:

         - a party breaches a material term of the agreement and fails to remedy said breach within 30 days of its receipt of written notice of the breach;
         - a party becomes insolvent or files a petition in bankruptcy;
         - we fail to maintain quality standards;
         - we discontinue production and distribution of the products;
         - Mirra dies or retires from his occupation as an athlete; or
         - Mirra becomes the subject of public disrepute or scandal that affects his image.

The license terminates on December 31, 2002. At termination, we have the right of first refusal to renew the license.

Tony Stewart
------------

      We have a limited, non-transferable license with Redline Sports Marketing, Inc. to manufacture, package, and ship mints bearing certain trademarks and copyrights of Redline. The license grants us a non-exclusive right to use the trademarks The Home Depot(r), Joe Gibbs Racing, Inc.(r), #20(r), and Tony Stewart(r) and the copyrights for the name, likeness and signature of "Tony Stewart" and the likeness of the #20 Joe Gibbs Racing Winston Cup Car in connection with the mints. The license permits us to sell the mints in the United States and its territories at race tracks or souvenir trailers or concenssionaires at racing events.

      As compensation, Redline is entitled to royalty of 15% of the net sales price for each licensed product sold, without deducting manufacturing or marketing costs. If we enter into any agreement to use the name or likenesses of any other NASCAR team or personality which provides for a more favorable royalty percentage, we agreed to give Redline the same higher royalty percentage. Redline is to receive a minimum royalty guarantee of $5,000 against which royalties are credited against.

      We assigned and transferred to Redline the rights in the materials created for the product, including the artwork and designs. Until one year after the license term ends, we are required to maintain products liability, completed operations, advertiser's, and comprehensive liability insurance coverage of $2,000,000 for each single occurrence of bodily injury or for property damage. We are responsible for all costs in connection with the manufacture, packing, shipping, sale or other use of the licensed products.

      We agreed to hold harmless Redline from and against any and all loss, expense, damage, or injury that Redline may sustain as a result of any claim for damage or injury of any kind or nature arising out of the licensed products or our actions or inactions in accordance with the license. Under the license, except for defense of a claim and payment of accompanying damages to a claimant, we agreed that Redline shall not be responsible for any damages or expenses suffered by us as a result of the suspension or limitation of copyright or trademark infringement, including consequential damages.

      We may not to assign, sublicense, or subcontract without the prior approval of Redline.

      The license terminates on December 21, 2000. Redline has the right to terminate the license if;

         - we fail to cure any payment due within 5 days;
         - we fail to perform and cure any of the terms, conditions, agreements or covenants in the license is agreement within 20 days of written notice.
         - we undergo any substantial change in ownership or control;
         - the Redline team undergoes substantial change, such as if the sponsor withdraws or changes, if the driver changes teams, if the car number changes or if the color scheme, logo scheme or make of the car changes;
         - we fail to maintain the insurance required;
         - we do not introduce licensed products to the market within 90 days of execution of the license or continue to diligently pursue sales;
         - the quality of the licensed products is lower than the sample products approved by Redline;
         - we manufacture, sell, market or distribute any licensed products or any promotional or packaging material, containers, cartons and wrapping relating to the licensed products before obtaining Redline's written approval of all required pre-production submittals for each such item; or
         - we use the licensed products or promotional or packaging material relating to the licensed products without prior written approval or continue to do so after notice of disapproval. At Redline's discretion, we are obligated to pay Reline $5,000 per occurrence for failing to follow proper approval procedures.


Either party may, by written notice, immediately terminate the license if the other party shall:

         - be dissolved, be adjudicated insolvent, bankrupt, or cease operations, admit in writing its inability to pay its debts or make a general assignment for the benefit of or enter into an arrangement with creditors, or file for relief under any insolvency law;
         - apply for, or consent to the appointment of a receiver, trustee or liquidator of all or a substantial part of its assets or affairs, or authorize such application or consult to be commenced against it which continues undismissed for 30 days; or
         - be the subject of any other proceeding not defined above whereby any substantial portion of the property or assets of such party are or may be distributed among its creditors.

NEED FOR GOVERNMENT APPROVAL

      Not applicable.

GOVERNMENT REGULATION

      Not applicable.

RESEARCH AND DEVELOPMENT

      Not applicable.

COMPLIANCE WITH ENVIRONMENTAL LAWS

      Not applicable.

INSURANCE

      We have general liability insurance in the aggregate amount of $3 million, including products liability coverage.

EMPLOYEES

      We have four full-time employees and one part-time employee.

YEAR 2000 DISCLOSURE

      To date, we have not encountered any Year 2000 problems which have adversely affected our business or operations. We believe that Year 2000 issues would not materially impact our business operations as presently conducted. We have conducted a review of our computer programs and have reason to believe that there are no significant Year 2000 issues within our internal systems or services. We did not incur any significant expense in ensuring that our internal systems are Year 2000 compliant. We believe a reasonable worst case Year 2000 scenario for our internal operations would be that we may need to purchase new software programs for word processing and accounting, which costs are not expected to exceed $500.

      We utilize and rely upon the services of third parties to conduct our operations. We have made written inquires of all key third parties that we utilize, including third party manufacturers and distributors of our products, as to their Year 2000 compliance status. We requested that such third parties provide to us a written response no later than November 30, 1999. The vast majority of such third parties did not respond to our request. Although we have completed an investigation of our internal Year 2000 compliance status, because of the failure of third parties to cooperate with our Year 2000 investigation, we did not consider our Year 2000 investigation to be complete. Although the failure of third parties' software applications or internal systems, none of which we control, to be Year 2000 compliant upon January 1, 2000 could have a material adverse affect on our business, financial condition and results of operations, we do not believe that Year 2000 issues will have materially adverse affects on our business operations. We envisioned that a reasonable worst case scenario for third party operations would be the inability to print and send purchase orders by electronic means, in which event, purchase orders can be transmitted by telephone.

ITEM 2.  DESCRIPTION OF PROPERTY

      We maintain our executive offices in approximately 1,341 square feet at New York, New York, pursuant to a lease expiring on April 30, 2005, at a current annual rent of $38,889 through August 2001. The annual rent will be $42,912 for the term September 2001 through June 2003 and $42,935 for the term July 2003 through May 2005. We believe that our facility is suitable as our executive offices and we have no present intentions to renovate or improve our facility or seek new facilities. Our facility is adequately covered by insurance.

ITEM 3.  LEGAL PROCEEDINGS.

      We are not a party to, and none of our property is subject to, any pending or threatened legal or governmental proceedings that will have a materially adverse affect upon our financial condition or operation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      Not applicable.

                                   PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

General

      Our authorized capital stock consists of 25,000,000 shares of common stock, par value $.001 per share. As of December 31, 1999, we had 10,462,624 shares of common stock issued and outstanding.

Common Stock

      The holders of the common stock are entitled to cast one vote for each share held of record on all matters presented to stockholders. The holders of common stock do not have cumulative voting rights, which means that the holders of more than 50% of the outstanding shares voting for the election of our directors can elect all of the directors, and in such an event, the holders of the remaining shares will be unable to elect any of our directors. Our certificate of incorporation does not provide that the holders of common stock have any preemptive right.

Dividends

      We have not paid any cash dividends on our common stock and do not expect to declare or pay any cash dividends in the near future. After paying interest on our outstanding 5% convertible debentures in the principal amount of $325,000 and other convertible debentures in the principal amount of $1,000,000, we intend to retain any future earnings for use in our business. Future cash dividends, if any, will be at the discretion of our Board of Directors and will depend upon, among other things, our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions, and such other factors as the Board of Directors may deem relevant.

Market Information

      Beginning on September 9, 1998, our common stock was quoted on the OTC Bulletin Board under the symbol "FIXN". On about November 18, 1999, our common stock was removed from quotation on the OTC Bulletin Board. On about December 20, 1999, our common stock was reinstated for quotation on the OTC Bulletin Board. The table below sets forth for the periods indicated, the high and low closing bid prices for the common stock as reported by the OTC Bulletin Board.

Fiscal Year    Quarter Ended             High             Low
-----------    -------------             ----             ---
1998           September 30, 1998        $1.75            $1.00
               December 31, 1998         $1.25            $0.25

1999           March 31, 1999            $1.625           $0.375
               June 30, 1999             $0.67            $0.350
               September 30, 1999        $0.52            $0.34
               December 31, 1999         $0.49            $0.25

      The foregoing quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

Holders

      The approximate number of holders of record of our common stock as of December 31, 1999 was 84. We estimate that there were approximately 1,252 beneficial holders of our common stock as of that date.

Sale of Unregistered Securities

      On September 2, 1999, pursuant to a consulting agreement, we issued warrants to purchase up to 125,000 shares of common stock to Jaffoni & Collins Incorporated in exchange for business consulting and corporate public relations services, valued at $34,979, in a transaction deemed to be exempt under Section 4(2) of the Securities Act of 1933. The warrants are exercisable at $0.34 per share. Warrants to purchase 75,000 shares of common stock have vested. Warrants to purchase an additional 25,000 shares vest on May 31, 2000 and on August 31, 2000. The warrants expire on February 8, 2003.

      We entered into agreements, dated as of October 19, 1999, for the sale of 5% convertible debentures with a principal amount of $550,000 and warrants to purchase 139,152 shares of common stock to three accredited investors in transactions deemed to be exempt under Section 4(2) of the Securities Act of 1933. We received gross proceeds of $550,000 from the sales. The interest on the convertible debentures is payable quarterly and accrues from the date of issuance on the principal amount of the convertible debentures. The convertible debentures are due October 30, 2002. At our option, we may pay the interest on the convertible debentures in cash or in registered shares of common stock. The holders of the convertible debentures are entitled to convert the debentures into shares of common stock at a conversion price equal to the lower of 80% of the market price of the common stock or $0.55.
However, the maximum number of shares of common stock that may be received upon the conversion of the debentures by any one holder is 9.9% of our then-outstanding common stock. If the conversion price is less than $0.20 per share on any conversion date, we may redeem the debentures in their entirety in cash or common stock. The amount of cash to be delivered upon such redemption or conversion shall equal the closing ask price on the conversion date or the date we give notice of redemption multiplied by the number of shares of common stock that would have been issued at the conversion price upon such conversion or redemption. The warrants are exercisable before October 30, 2004 at a purchase price of $.494 per share. Under the agreements, we were obligated to prepare and file a registration statement under the Securities Act of 1933 for shares of common stock issuable upon the conversion of the convertible debentures and the warrants. The registration statement was declared effective on February 8, 2000. On about February 23, 2000, debentures with a principal amount of $150,000 were converted into 1,000,000 shares of common stock. On about February 24, 2000, debentures with a principal amount of $75,000, with interest, were converted into 508,264 shares of common stock.

      Pursuant to a license agreement with Britney Brands, Inc., dated as of November 22, 1999, we issued warrants to purchase an aggregate of 200,000 shares of common stock, valued at $95,496, to Britney Spears, Signatures Network, Inc., Laurence H. Rudolph, Johnny Wright, Burt Paddell and Reggie Covington in a transaction deemed to be exempt under Section 4(2) of the Securities Act of 1933. The warrants are exercisable at $0.25 per share and expire on November 22, 2004.

      Pursuant to a license agreement, dated as of December 22, 1999, we issued warrants to purchase 25,000 shares of common stock, valued at $6,719, to Dave Mirra in a transaction deemed to be exempt under Section
4(2) of the Securities Act of 1933. The warrants are exercisable at $0.20 per share and expire on December 22, 2002.

      On February 8, 2000, pursuant to a consulting agreement with Matthew Markin, we agreed to issue to him up to 250,000 shares of common stock and options to purchase up to 250,000 shares of common stock in exchange for business consulting services in a transaction deemed to be exempt under
Section 4(2) of the Securities Act of 1933. Options to purchase the first 125,000 shares of common stock are exercisable at $.1875 per share. Options to purchase the other 125,000 shares of common stock are exercisable at $.25 per share. Fifty percent of the securities vested as of March 6, 2000. We agreed to file a registration statement on Form S-8 for the issuance or resale of the securities. Markin represented to us that he had the experience and knowledge in business and financial matters to evaluate the risks and merits of the transaction.

      On February 8, 2000, pursuant to a consulting agreement with Edward DeFudis, we agreed to issue to him up to 250,000 shares of common stock and options to purchase up to 250,000 shares of common stock in exchange for business consulting services in a transaction deemed to be exempt under
Section 4(2) of the Securities Act of 1933. Options to purchase the first 125,000 shares of common stock are exercisable at $.1875 per share. Options to purchase the other 125,000 shares of common stock are exercisable at $.25 per share. Fifty percent of the securities vested as of March 6, 2000. We agreed to file a registration statement on Form S-8 for the issuance or resale of the securities. DeFudis represented to us that he had the experience and knowledge in business and financial matters to evaluate the risk s and merits of the transaction.

      We entered into agreements, dated as of March 7, 2000, for the sale of convertible debentures with a principal amount of $1,000,000 and warrants to purchase 2,500,000 shares of common stock to three accredited investors in transactions deemed to be exempt under Section 4(2) of the Securities Act of 1933. We received gross proceeds of $1,000,000 from the sales. The convertible debentures are due March 13, 2005. The holders of the convertible debentures are entitled to convert the debentures into shares of common stock at a conversion price of $.40 per share. However, the maximum number of shares of common stock that may be received upon the conversion of the debentures by any one holder is 9.9% of our then-outstanding common stock after the conversion, including any other shares of common stock held by the holder. The warrants are exercisable before March 13, 2005 at a purchase price of $.75 per share. Under the agreements, we were obligated to prepare and file a registration statement under the Securities Act of 1933 for shares of common stock issuable upon the conversion of the convertible debentures and the warrants within 15 days of our filing of our Form 10K-SB for the year ended December 31, 1999. If the registration statement is not timely filed with the SEC by the required filing date, the registration statement is not declared effective by the SEC within 90 days of the required filing date or five days of clearance by the SEC to request effectiveness, but in no event later than July 15, 2000, the registration statement is not maintained as effective by us for the requisite period, or the additional registration statement is not filed within thirty days or declared effective within ninety days, then we are to pay each holder of the convertible debentures and warrants, as liquidated damages, one percent of the aggregate market value of shares of common stock purchaseable or purchased from Famous Fixins and held by the holder for the first month of such default, and two percent for each month of default thereafter until such registration statement has been filed, and in the event of late effectiveness or lapsed effectiveness, one percent of the aggregate market value of shares of common stock purchaseable or purchased from Famous Fixins and held by the holder for the first month of such default and two percent for each month of default thereafter until such registration statement has been declared effective. The liquidated damages are not to exceed $50,000 per month. We have agreed with the holders that each will hold harmless the other against any losses, claims, damages or liabilities, joint or several, including all reasonable costs of defense and investigation and all reasonable attorneys' fees and expenses, to which they may become subject based upon any untrue statement or alleged untrue statement of any material fact contained in any registration statement, prospectus, or based upon the omission or alleged omission to state therein a material fact, unless the misleading or omitted information was provided by the other in connection with the preparation of the registration statement or prospectus.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

"Forward-Looking" Information

      This report on Form 10-KSB contains certain "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934. Generally, the words "anticipates," "expects," "believes," "intends," "could," "may," and similar expressions identify forward looking statements. Forward-looking statements involve risks and uncertainties. We caution you that while we believe any forward-looking statement are reasonable and made in good faith, expectations almost always vary from actual results, and the differences between our expectations and actual results may be significant.

      The following discussion and analysis of our results of operations and our financial condition should be read in conjunction with the information set forth in the audited financial statements for the year ended December 31, 1999.

Results of Operations

      We did not engage in any substantive business activity from approximately April 6, 1996 to May 28, 1998. On May 28, 1998, we acquired FFNY in a transaction viewed as a reverse acquisition. FFNY was a promoter and marketer of celebrity endorsed food products, which commenced business activities in 1995 and began sales operations in March 25, 1997. Pursuant to the reorganization, the controlling FFNY shareholders became the controlling
shareholders, the officers and the directors of our company.   The following
discussion describes the historical operations of FFNY, giving effect to our reorganization with us in May 1998.

      The following table sets forth, for the period indicated, the relationship between total sales and certain expenses and earnings items:

                                              Year Ended December 31,
                                         1999            1998            1997
                                      ----------      ----------      ----------
NET SALES                             $2,515,966    $  276,006      $  358,791
COST OF GOODS SOLD                    $1,590,438    $  193,143      $  194,701
GROSS PROFIT ON SALES                 $  925,528    $   82,863      $  164,090
OTHER INCOME                          $        0    $   35,347      $        0
OPERATING EXPENSES                    $1,662,321    $  748,184      $  374,822
INCOME (LOSS) BEFORE PROVISION
  FOR INCOME TAX                      $ (736,793)   $ (629,974)     $ (210,732)
PROVISION FOR INCOME TAXES            $    1,339    $      669      $      950
NET INCOME (LOSS)                     $ (738,132)   $ (630,643)     $ (211,682)

1999 v. 1998

      Cost of goods sold for the year ended December 31, 1999 was $1,590,438, or approximately 63% of sales, as compared to $193,143, or approximately 70% of sales, for the year ended December 31, 1998. Total cost of goods sold are expected to increase as more products are sold; however, cost of goods sold are expected to continue to decrease as a percentage of total sales as our sales volume grows.

      Gross profit on sales for the year ended December 31, 1999 was $925,528, an increase of 1,017% as compared to the year ended December 31, 1998 of $82,863. The increase in gross profits is attributable to our new cereal product line.

      For the year ended December 31, 1999, as compared to the year ended December 31, 1998, operating expenses increased to $1,662,321 from $748,184, which represents a 122% increase in operation expenses, and which represents a decrease to 66% of sales in 1999 from 271% of sales in 1998. The increase in 1999 in operating expenses is due mainly to an expansion of our operations, creation of new product lines, and licensing fees, including the related costs of stock warrants issued, in connection with new celebrity licenses obtained by us. Operating expenses are expected to increase as more products are sold; however, operating expenses are expected to decrease as a percentage of total sales as our sales volume grows.

      We operated at a loss in the year ended December 31, 1999, losing $738,132, or $0.07 per share basic and $0.07 per share diluted, as compared to a net loss of $630,643, or $0.10 per share basic and $0.10 per share diluted, for the year ended December 31, 1998.

      We anticipate significant increases in revenues and gross profit in fiscal year 2000. This trend of increased revenues and gross profits is expected to continue now that we have already launched nine new products for nine new celebrity licenses in 1999, and expect to launch two to four more new products for two to four more new celebrities in the spring of 2000. We may not experience profitability in fiscal year 2000 because we expect our costs of goods sold and operating expenses to also increase significantly in the 2000 fiscal year.

      Our gross profits on product sales of our celebrity endorsed products are substantially in excess of the portion of the licensing costs which are computed and payable at specified percentages of product sales. However, the ultimate profitability to Famous Fixins from each particular individual celebrity license is dependent on total sales volumes of the related license products inasmuch as we are required to bear fixed charges to income for the cost of stock warrants issued which do not require cash outlays by us. During the years ended December 31, 1999 and 1998, charges to income for stock warrants related to licensing costs were $162,038 and $124,342, respectively.

      While the addition of new product lines may also create liquidity issues and demands on our limited resources, we anticipate that the increased revenues generated this year by the new products will have a favorable impact on income and liquidity.

      Our food sales business is not seasonal in nature, although we may experience fluctuations in sales of athlete endorsed products in connection with the respective athlete's professional season. Inflation is not deemed to be a factor in our operations.

1998 v. 1997

      We experienced losses in 1997 and 1998, our first two years of operations, primarily due to start-up costs, slowly developed marketing and distribution operations and the lack of sufficient licenses from celebrities for the use of their names and reputations in promoting food products. Further, we were hampered by an insufficient amount of credit and financing. Our sales were lower in 1998 than in 1997. Our operating revenues for the year ended December 31, 1998 were $276,006, a decrease of 23.1% as compared to operating revenues for the year ended 1997 of $358,791. This decrease primarily resulted from the lack of sufficient capital to market our products.

      Cost of goods sold for the year ended December 31, 1997, was $194,701, or approximately 54% of sales, as compared to $193,143, or approximately 70% of sales, for the comparable period in 1998. Total cost of goods sold are expected to increase as more products are sold; however, cost of goods sold are expected to decrease as a percentage of total sales as our sales volume grows.

      Gross profit on sales for the year ended December 31, 1998 was $82,863, a decrease of 49%, as compared to the gross profit on sales in the year ended December 31, 1997 of $164,090. The decrease in gross profit is attributable to the decrease in sales; however, our gross profit percentage on sales decreased to 30% in 1998 compared to 45% in 1997.

      For the year ended December 31, 1998 as compared to the year ended December 31, 1997, operating expenses increased to $748,184 from $374,822, which represents a 100% increase in operating expenses, and which represents an increase as a percentage of sales to 271% of sales in 1998 from 104% of sales in 1997. The increase in operating expenses is primarily due to increased administrative and selling expenses. Operating expenses are expected to increase as more products are sold; however, operating expenses are expected to decrease as a percentage of total sales as our sales volume grows.

      We operated at a loss, for the reasons discussed above as to the start-up costs, lack of sufficient capital, and limited line of products, in the year ended December 31, 1998, losing $630,643, or $.10 per share basic and diluted, as compared to a net loss for the year ended December 31, 1997 of $211,682, or $.03 per share basic and diluted. We moved our emphasis to celebrity athletes in 1999, and we have been able to obtain a number of valuable licenses pursuant to which we have produced dramatic growth in revenues, and it has improved our ability to obtain credit and financing. We anticipate significant increases in revenues, gross profits and profitability for the year ending December 31, 1999. While the addition of new product lines may also create liquidity issues and demands on our limited resources, it is anticipated that the increased revenues generated in 1999 by our new products will have a favorable impact on income and liquidity.

      Our food sales business is not seasonal in nature, although we may experience fluctuations in sales of athlete endorsed products in connection with the respective athlete's professional season. Inflation is not deemed to be a factor in our operations.

Financial Condition or Liquidity and Capital Resources

      Through 1999, we have funded our operations through a line of credit, bank borrowings, borrowings from stockholders, issuances of warrants, and sales of securities to stockholders and holders of notes, as described in Notes 1, 4, 5 8 and 11 of the Notes to the 1999 Financial Statements and in Notes 1, 3, 4, 7 and 10 of the Notes to the 1998 Financial Statements, and from operating revenues. Our inability to obtain sufficient credit and capital financing has limited operations and growth from inception.

      During 1998, we received capital of $492,637 in cash and services, net of costs of $61,278, from securities offerings by issuing 778,711 shares of Famous Fixins' common stock. In 1999, we issued an additional 3,578,733 shares of common stock in exchange for cash and services aggregating approximately $476,000. As of December 31, 1999:

         - we collected $306,000;
         - $48,000 is receivable under a stock subscription agreement; and
         - $122,000 has been provided in various services.

We used substantially all of the net proceeds for general operating expenses.

      Pursuant to a business revolving credit agreement with The Chase Manhattan Bank, the bank agreed to make loans to us for up to a maximum credit line amount, which currently is $100,000. The bank notifies us as to the amount of the available credit line from time to time. We may borrow from the bank incremental principal amounts of at least $2,500. Borrowings bear interest at the Bank's prime rate plus 1/2%. Principal is payable in monthly installments equal to 1/36 of the outstanding principal amount of the loan as of the date of the last loan made prior to the date of such installment. Repayment of the loan is guaranteed by certain of our stockholders. The outstanding balance of the long-term note payable to the bank, net of current installments, at December 31, 1998 was $40,685 and was repaid prior to December 31, 1999.

      In October 1999, we entered into agreements pursuant to which certain investors agreed to purchase an aggregate of $550,000 principal amount of 5% convertible debentures due October 19, 2002 and 139,152 warrants to purchase shares of Famous Fixins' common stock. At the initial closing date, we received gross proceeds of $450,000, and are to receive the remaining $100,000 when this registration statement becomes effective. The warrants are exercisable between October 30, 1999 and October 30, 2004 at a purchase price of $.494 per share, which was 125% of the market price on the closing date.
At our option, the convertible debentures may be exchanged into convertible preferred stock. On about February 23, 2000, debenture holders of $150,000 in principal amount converted the debentures into 1,000,000 shares of common stock. On about February 24, 2000, a debenture holder of $75,000 in principal amount converted the debentures with the interest due on the debentures into 508,264 shares of common stock.

      In March 2000, we entered into an agreement pursuant to which certain Investors agreed to purchase an aggregate of $1,000,000 principal amount of Convertible debentures due March 13, 2005 and warrants to purchase 2,500,000 Shares of our common stock. We received gross proceeds of $$1,000,000 from the transaction. The holders of the convertible debentures are entitled to convert the debentures into shares of common stock at a conversion price of $.40 per share. The warrants are exercisable before March 13, 2005 at a purchase price of $.75 per share. We believe that such sources of funds will be sufficient to fund our operations for the next twelve months.

      We believe that our future growth is dependent on the degree of success of current operations in generating revenues, and borrowings under our current credit facility, and the ability to obtain additional credit facilities, although there can be no assurance that we will be able to obtain any additional financing that we may require.

      The auditors' report to our financial statements for the year ended December 31, 1999 cites factors that raise substantial doubt about our ability to continue as a going concern. The factors are that we have incurred substantial operating losses since inception of operations and as at December 31, 1999 reflect a deficiency in stockholders' equity. The auditors' report states that although our management believes that it can achieve profitable operations in the future and that we can raise adequate capital and financing as may be required, there can be no assurance that future capital contributions or financing will be sufficient for Famous Fixins to continue as a going concern or that we can achieve profitable operations in the future. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

ITEM 7.  FINANCIAL STATEMENTS.

                             FAMOUS FIXINS, INC.
                             FINANCIAL STATEMENTS
                         YEAR ENDED DECEMBER 31, 1999

                               TABLE OF CONTENTS
                               -----------------

Financial Statements:

Independent Auditors' Report                                             F-1
Exhibit  "A"  -  Balance Sheets                                          F-2
Exhibit  "B"  -  Statements Of Operations                                F-3
Exhibit  "C"  -  Statements Of Cash Flows                                F-4
Exhibit  "D"  -  Statements Of Stockholders' Equity (Deficit)            F-5
Notes To Financial Statements                                     F-6 - F-21

                         INDEPENDENT AUDITORS' REPORT
                         ----------------------------

To the Board of Directors and Stockholders of Famous Fixins, Inc.:

      We have audited the accompanying balance sheets of Famous Fixins, Inc. as of December 31, 1999 and 1998, and the related statements of operations, cash flows and stockholders' equity (deficit) for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Famous Fixins, Inc. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

      The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred substantial losses from operations and has a deficiency in stockholders' equity at December 31, 1999, which raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in
Note 1. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.


                                                    /s/ FREEMAN & DAVIS LLP



New York, New York
February 29, 2000


                                     F-1
                                      35

                         FAMOUS FIXINS, INC.

                            BALANCE SHEETS

                                                                   DECEMBER 31,
                                                           --------------------------
                                                              1999            1998
                                                           ----------      ----------
                   ASSETS
                   ------

CURRENT ASSETS
--------------

   Cash and cash equivalents                               $  475,325      $   19,500
   Investments in marketable equity trading securities        101,961               -
   Accounts receivable                                        176,475          13,613
   Merchandise inventory                                       69,542          27,420
   Prepaid expenses                                            59,081               -
   Stock subscription receivable (collected in 2000)           47,500               -
                                                           ----------      ----------

     TOTAL CURRENT ASSETS                                     929,884          60,533
                                                           ----------      ----------

PLANT AND EQUIPMENT
-------------------

   Furniture and fixtures                                      15,804           9,309
   Machinery and equipment                                     25,576           9,406
                                                           ----------      ----------
                                                               41,380          18,715
     Less: Accumulated depreciation                             8,089           3,578
                                                           ----------      ----------

     NET PLANT AND EQUIPMENT                                   33,291          15,137
                                                           ----------      ----------

OTHER ASSETS
------------

   Deferred debenture issuance costs                           42,500               -
   Security deposits                                            6,482           2,400
                                                           ----------      ----------

     TOTAL OTHER ASSETS                                        48,982           2,400
                                                           ----------      ----------

                                                           $1,012,157      $   78,070
                                                           ==========      ==========

The accompanying notes are an integral part of these financial statements.

                                     F-2
                                      36

                                                                EXHIBIT "A"

                                                                  DECEMBER 31,
                                                           --------------------------
                                                              1999            1998
                                                           ----------      ----------
                   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                   ----------------------------------------------

CURRENT LIABILITIES
-------------------

   Accounts payable and accrued expenses                   $  508,341      $  134,138
   Due to customers                                           190,038               -
   Taxes payable - other than on income                         9,544           1,643
   Income taxes payable                                           625             625
   Current installments of long-term note payable to bank           -          15,432
   Note payable to related party                                    -         134,303
   Subscribers' deposits on common stock, net                       -          12,500
                                                           ----------      ----------

     TOTAL CURRENT LIABILITIES                                708,548         298,641
                                                           ----------      ----------

LONG-TERM LIABILITIES
---------------------

   5% convertible debentures (Principal amount - $450,000)    389,586               -
   Long-term note payable to bank, net of current
     installments                                                   -          25,253
                                                           ----------      ----------

     TOTAL LONG-TERM LIABILITIES                              389,586          25,253
                                                           ----------      ----------

STOCKHOLDERS' EQUITY (DEFICIT)
------------------------------

   Common stock, $.001 par value per share:
      Authorized 25,000,000 shares
      Issued and outstanding
        10,462,624 shares in 1999;
        6,883,891 shares in 1998                               10,462           6,883
   Additional paid-in capital                               1,557,337         662,937
   Accumulated deficit                                     (1,603,776)       (865,644)
                                                           ----------      ----------
                                                              (35,977)       (195,824)
      Less: Unused advertising barter credits                 (50,000)        (50,000)
                                                           ----------      ----------

     TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                     (85,977)       (245,824)
                                                           ----------      ----------

                                                           $1,012,157      $   78,070
                                                           ==========      ==========

The accompanying notes are an integral part of these financial statements.

                                     F-2A
                                      37

                                                                EXHIBIT  "B"

                              FAMOUS FIXINS, INC.

                           STATEMENTS OF OPERATIONS

                                                             YEAR ENDED DECEMBER 31,
                                                           --------------------------
                                                              1999            1998
                                                           ----------      ----------
NET SALES                                                  $2,515,966      $  276,006
                                                           ----------      ----------

COST OF GOODS SOLD
------------------
   Merchandise inventory at beginning of year                  27,420          61,186
   Purchases                                                1,451,175         154,878
   Other direct costs                                         181,385           4,499
                                                           ----------      ----------
                                                            1,659,980         220,563
      Less: Merchandise inventory at end of year               69,542          27,420
                                                           ----------      ----------

TOTAL COST OF GOODS SOLD                                    1,590,438         193,143
                                                           ----------      ----------

GROSS PROFIT ON SALES                                         925,528          82,863

OTHER INCOME - Management and distribution services                 -          35,347
                                                           ----------      ----------

TOTAL INCOME                                                  925,528         118,210
                                                           ----------      ----------

OPERATING EXPENSES
------------------
   Selling expenses                                           995,971         530,676
   General and administrative expenses                        657,781         203,482
   Interest expense, net                                        8,569          14,026
                                                           ----------      ----------

TOTAL OPERATING EXPENSES                                    1,662,321         748,184
                                                           ----------      ----------

OPERATING LOSS BEFORE PROVISION
   FOR INCOME TAXES                                          (736,793)       (629,974)

PROVISION FOR INCOME TAXES                                      1,339             669
                                                           ----------      ----------

NET LOSS                                                   $ (738,132)     $ (630,643)
                                                           ==========      ==========

Net loss per common share, basic                               $(0.07)         $(0.10)
Net loss per common share, assuming full dilution              $(0.07)         $(0.10)
Weighted average number of common shares outstanding:
   Basic                                                   10,147,294       6,458,266
   Assuming full dilution                                  10,147,294       6,458,266

The accompanying notes are an integral part of these financial statements.

                                     F-3
                                      38

                                                                EXHIBIT  "C"

                             FAMOUS FIXINS, INC.

                           STATEMENTS OF CASH FLOWS

                                                             YEAR ENDED DECEMBER 31,
                                                           --------------------------
                                                              1999            1998
                                                           ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                $ (738,132)     $ (630,643)
   Adjustments to reconcile net loss to net cash used in
      operating activities:
         Noncash items:
            Depreciation                                        4,511           2,317
            Amortization                                        6,054               -
            Value of common stock issued for services
               received by the Company                        121,826          88,500
            Value of warrants issued for services received
               by the Company                                 358,203         176,173
            Unrealized gain on investments in marketable
              equity trading securities                        (1,961)              -
         Purchase of investments in marketable equity
              trading securities                             (100,000)              -
         Changes in working capital                           308,077          40,457
         Increase in security deposits                         (4,082)         (2,400)
                                                           ----------      ----------

NET CASH USED IN OPERATING ACTIVITIES                         (45,504)       (325,596)
                                                           ----------      ----------

CASH FLOWS USED IN INVESTING ACTIVITIES:
   Payments for plant and equipment additions                 (22,665)         (8,936)
                                                           ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of convertible debentures, net      405,000               -
   Proceeds from issuance of common stock, net                306,482         365,437
   Proceeds of long-term debt from bank                             -          50,000
   Repayments of long-term debt to bank                       (40,685)         (9,315)
   Repayments of note payable to related party, net          (134,303)        (62,958)
   Increase (decrease) in subscribers' deposits on
     common stock, net                                        (12,500)         12,500
   Decrease in stockholders' loans                                  -         (11,154)
                                                           ----------      ----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                     523,994         344,510
                                                           ----------      ----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                     455,825           9,978

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                 19,500           9,522
                                                           ----------      ----------

CASH AND CASH EQUIVALENTS AT END OF YEAR                   $  475,325      $   19,500
                                                           ==========      ==========

The accompanying notes are an integral part of these financial statements.

                                     F-4
                                      39

                                                                EXHIBIT  "D"

                              FAMOUS FIXINS, INC.

                 STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                       TWO YEARS ENDED DECEMBER 31, 1999

                                                                                          ADDITIONAL                  UNUSED
                                                                     COMMON STOCK          PAID-IN                  ADVERTISING
                                                               -----------------------     CAPITAL    ACCUMULATED    BARTER
                                                   TOTAL         SHARES       AMOUNT      (DEFICIT)     DEFICIT      CREDITS
                                                 ----------    ----------   ----------   ----------   -----------   ----------
BALANCE - JANUARY 1, 1998                        $ (233,991)    6,105,180   $    6,105   $   (5,095)  $  (235,001)  $        -

Issuance in June, 1998, of common shares on a
   one for one basis for common shares sold in
   January 1998 by the New York Subsidiary
   in its securities offering                       102,265       132,711          133      102,132             -           -

Issuance of common shares for goods and
   services received                                 91,975       141,000          140      141,835             -      (50,000)

Issuance of common shares in a securities
   offering in July, 1998 - net                     211,953       255,000          255      211,698             -            -

Issuance of common shares in a securities
   offering in December 1998 - net                   36,444       250,000          250       36,194             -            -

Issuance of warrants for services received          176,173             -            -      176,173             -            -

Net loss for 1998                                  (630,643)            -            -            -      (630,643)           -
                                                 ----------    ----------   ----------   ----------   -----------   ----------

BALANCE - DECEMBER 31,  1998                       (245,824)    6,883,891        6,883      662,937      (865,644)     (50,000)

Issuance of common shares in a securities
   offering in February 1999 - net                  353,982     2,433,233        2,433      351,549             -            -

Issuance of common shares for services received     121,826     1,145,500        1,146      120,680             -            -

Issuance of warrants for services received          358,203             -            -      358,203             -            -

Issuance of warrants in connection with
   convertible debentures issued                     63,968             -            -      63,968             -             -

Net loss for 1999                                  (738,132)            -            -            -      (738,132)           -
                                                 ----------    ----------   ----------   ----------   -----------   ----------

BALANCE - DECEMBER 31, 1999                      $  (85,977)   10,462,624   $   10,462   $1,557,337   $(1,603,776)  $  (50,000)
                                                 ==========    ==========   ==========   ==========   ===========   ==========

The accompanying notes are an integral part of these financial statements.

                                     F-5
                                      40

                             FAMOUS FIXINS, INC.

                        NOTES TO FINANCIAL STATEMENTS

                              DECEMBER 31, 1999

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
        ------------------------------------------

        BUSINESS COMBINATION - PRINCIPLES OF PRESENTATION
        -------------------------------------------------

            The accompanying financial statements include the accounts of Famous Fixins, Inc. (Company) and reflects certain transactions which are described below.

            Famous Fixins, Inc., a New York corporation (New York Subsidiary), began its sales operations on March 25, 1997. On May 28, 1998, Spectrum Resources, Inc., a Nevada corporation (Spectrum) (an inactive corporation with no assets and liabilities), pursuant to a Plan and Agreement of Reorganization, issued 5,494,662 shares of common stock in exchange for substantially all (4,104,328) of the issued and outstanding common shares of New York Subsidiary. In addition, in June 1998 Spectrum exchanged 132,711 shares of its common stock for 132,711 shares of New York Subsidiary from shareholders who acquired such shares in a private placement by New York Subsidiary in January, 1998. As a result, Spectrum, became the parent of New York Subsidiary.

            On June 19, 1998, Famous Fixins Holding Company (Holding) was incorporated in the State of New York. On November 16, 1998, Spectrum merged into Holding by exchanging its outstanding common shares for shares of Holding on a one for one basis.

            On November 20, 1998, New York Subsidiary merged into Holding and Holding changed its name to Famous Fixins, Inc. (Company).

            The aforementioned 1998 merger transactions have been accounted for as a "reverse acquisition" because the former shareholders of New York Subsidiary received the larger portion of the voting rights in the combined companies and that; (i) for accounting purposes New York Subsidiary is deemed to be the accounting acquirer, (ii) the historical financial statements presented are that of New York Subsidiary and (iii) the guidance of APB 16 is applied in the allocation of the purchase price to the accounting acquirees (Spectrum's) net assets, the nature of which are described above.

            All significant intercompany accounts and transactions are eliminated.

        BUSINESS ACTIVITIES OF THE COMPANY
        ----------------------------------

            The Company is a promoter and marketer of celebrity and athlete endorsed food products for sale in supermarkets, other retailers and over the Internet. The Company develops, markets and sells specialty food products based on the diverse professional, cultural and ethnic backgrounds of various celebrities. The Company enters into licensing agreements with high profile athletes and other celebrities and creates food products which include a line of breakfast cereals and a line of salad dressings endorsed by the licensors. The Company utilizes a nationwide network of food brokers to distribute its products throughout the United States. Third party manufacturers produce the Company's various food products.

                                     F-6
                                      41

                             FAMOUS FIXINS, INC.

                              DECEMBER 31, 1999

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
        ------------------------------------------

        BUSINESS ACTIVITIES OF THE COMPANY (CONTINUED)
        ----------------------------------

            The Company's current roster of high profile celebrities and athletes who endorse food products that it promotes and markets includes the following, among others:

               Sammy Sosa of the Chicago Cubs;
               Cal Ripken, Jr. of the Baltimore Orioles;
               Jeff Bagwell, Craig Biggio, and Ken Caminiti of the Houston
                  Astros;
               Derek Jeter of the New York Yankees;
               Alonzo Mourning of the Miami Heat;
               Jake Plummer of the Arizona Cardinals;
               Peyton Manning of the Indianapolis Colts;
               Tim Duncan of the San Antonio Spurs;
               The New York Mets baseball team; and
               Academy Award Winner actress Olympia Dukakis.

            In August 1998, the Company received approval to trade its common shares on the "OTC Bulletin Board".

            In 1999, the Company has issued an additional 3,578,733 shares of common stock in exchange for cash and services aggregating $475,808 which as at December 31, 1999 (a) $306,482 was collected by the Company; (b) $47,500 is receivable under a stock subscription agreement; and (c) $121,826 has been provided in various services. The offerings are pursuant to the exemptions from registration with the Securities and Exchange Commission (SEC) provided by Section 4(2) of the Securities Act of 1933, as amended, the rules and regulations promulgated thereunder, including Regulation D, and under applicable state laws, rules and regulations.

            The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplates continuation of the Company as a going concern. The Company has incurred substantial operating losses since inception of operations and as at December 31, 1999 reflects a deficiency in stockholders' equity. These conditions indicate that the Company may be unable to continue as a going concern. Management believes that it can achieve profitable operations in the future and that it can continue to raise adequate capital and financing as may be required. However, there can be no assurance that future capital contributions and/or financing will be sufficient for the Company to continue as a going concern or that it can achieve profitable operations in the future. These financial statements do not include any adjustments that might result from the outcome of these uncertainties.


                                     F-7
                                      42

                             FAMOUS FIXINS, INC.

                              DECEMBER 31, 1999

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
        ------------------------------------------

        USE OF ESTIMATES IN PREPARING FINANCIAL STATEMENTS
        --------------------------------------------------

            The preparation of financial statements in conformity with estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates are made when accounting for uncollectible accounts receivable, instant winner card obligations, advertising barter credits, depreciation and amortization, income taxes, contingencies and valuation of warrants, among others. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the financial statements in the period they are determined to be necessary.

        STOCK-BASED COMPENSATION - WARRANTS
        -----------------------------------

            The Company accounts for stock-based compensation using the fair-value based method prescribed in SFAS No. 123 "Accounting for Stock-Based Compensation". Compensation cost for all stock warrants issued by the Company is (a) measured at the grant date based on the fair value of the warrants and
(b) recognized over the service period.  See Note 8.

        REVENUE RECOGNITION AND SALES RETURNS
        -------------------------------------

            Revenue from sales of celebrity and athlete endorsed food products is recorded at the time the goods are shipped, with provision for uncollectible accounts, when appropriate. Provision for sales returns and allowances are recorded in the period in which the related revenue is recognized. When sales returns and allowances are in excess of customer receivable balances, such excess amount is reflected as a current liability under the category "Due To Customers".

        OTHER COMPREHENSIVE INCOME
        --------------------------

            Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income", established standards for reporting and display of comprehensive income and its components in the financial statements. Besides net income, SFAS No. 130 requires the reporting of other comprehensive income, defined as revenues, expenses, gains and losses that under generally accepted accounting principles are not included in net income. As at December 31, 1999 and 1998, the Company had no items of other comprehensive income and as a result, no additional disclosure is included in the financial statements.

                                     F-8
                                      43

                             FAMOUS FIXINS, INC.

                              DECEMBER 31, 1999

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
        ------------------------------------------

        CONCENTRATIONS OF CREDIT RISK
        -----------------------------

            Financial instruments which potentially expose the Company to concentrations of credit risk, as defined by Statement of Financial Accounting Standards No. 105, consist of cash and cash equivalents, investments in marketable equity trading securities and trade accounts receivable.

            A.  CASH AND CASH EQUIVALENTS
                -------------------------

                The Company maintains its cash balances in one financial institution located in New York, New York. The balances are insured by the
Federal Deposit Insurance Corporation up to $100,000.   As at December 31,
1999, the Company's bank statement balances in excess of such insurance were approximately $409,000.

                The Company invests excess cash in high quality short-term liquid money market instruments with maturities of three months or less when purchased. Investments are made only in instruments issued by or enhanced by high quality financial institutions. The Company has not incurred losses related to these investments.

            B.  MARKETABLE EQUITY TRADING SECURITIES
                ------------------------------------

                The Company's marketable equity trading securities consist of shares in a high quality mutual fund described in Note 2. The Company has not incurred losses related to this investment.

            C.  ACCOUNTS RECEIVABLE
                -------------------

                The Company's customer base consists primarily of supermarkets located in the United States. Credit limits, ongoing credit evaluations and account monitoring procedures are utilized to minimize the risk of loss. The Company does not generally require collateral. In 1999, approximately 32% (30% in 1998) of the sales of the Company were derived from two customers. Although the Company is directly affected by the well being of the retail food industry, management does not believe significant credit risk exists at December 31, 1999.

                                     F-9
                                      44

                             FAMOUS FIXINS, INC.

                              DECEMBER 31, 1999

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
        ------------------------------------------

        MERCHANDISE INVENTORY
        ---------------------

            Merchandise inventory is stated at the lower of cost or market value on a first-in, first-out basis.

        PLANT AND EQUIPMENT
        -------------------

            Plant and equipment are stated at cost, less accumulated depreciation. The cost of major improvements and betterments to existing plant and equipment are capitalized, while maintenance and repairs are charged to expense when incurred. Upon retirement or other disposal of plant and equipment, the profit realized or loss sustained on such transaction is reflected in income. Depreciation is computed on the cost of plant and equipment on the straight-line method, based upon the estimated 5 year useful life of the assets.

        INCOME TAXES
        ------------

            The Company has incurred net operating losses for federal income tax purposes during the current and prior tax years. Such losses, in the approximate amount of $487,000 are available through December 31, 2019 as deductions from future income otherwise subject to income taxes.

            The Company has adopted Statement of Financial Accounting Standards No. 109, "Accounting For Income Taxes", which requires the recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases.
No deferred tax assets are recognized in the balance sheets as at December 31, 1999 and 1998 in connection with the Company's net operating losses inasmuch as a full valuation allowance has been established by management.

                                    F-10
                                      45

                             FAMOUS FIXINS, INC.

                              DECEMBER 31, 1999

NOTE 2. INVESTMENTS IN MARKETABLE EQUITY TRADING SECURITIES
        ---------------------------------------------------

            Marketable equity securities, classified as "trading securities", are carried at market value and consist of the following at December 31, 1999:

                                NO. OF                UNREALIZED      MARKET
                                SHARES      COST         GAIN         VALUE
                                ------      ----      ----------      ------
Chase Vista Equity Growth
   Class A Fund                  8,525    $100,000      $1,961       $101,961

            Trading securities are stated at fair value with unrealized gains and losses reported in income. Realized gains and losses are determined on the specific identification method and are reflected in income. The Company had no gross realized gains and losses on sale of marketable equity trading securities for the years ended December 31, 1999 and 1998.

NOTE 3. UNUSED ADVERTISING BARTER CREDITS
        ---------------------------------

            In July 1998, the Company issued 125,000 shares of its common stock in exchange for advertising services and credits to be provided in the current and future periods. The exchange was accounted for on the basis of $1.00 per share of common stock issued (the then prevailing price of the Company's shares) for an aggregate of $125,000, such amount being equal to the value of the advertising services and credits. Of such amount, $75,000 is charged to income in 1998, for advertising services utilized by the Company in its operations. At December 31, 1999 and 1998, $50,000 of unused advertising barter credits are available in connection with specified future radio spot advertisements and is reflected in the accounts as a contra to stockholders' equity. Such amount is valued at the estimated cost of services to be received by the Company which are usable without any additional cash payments.

                                    F-11
                                      46

                             FAMOUS FIXINS, INC.

                              DECEMBER 31, 1999

NOTE 4. 5% CONVERTIBLE DEBENTURES PAYABLE
        ---------------------------------

            In October, 1999 the Company entered into two Convertible Debenture and Warrants Purchase Agreements pursuant to which the investors agreed to purchase, for $550,000, an aggregate of $550,000 principal amount of 5% Convertible Debentures (Debentures) convertible into common stock (due October 19, 2002) and Warrants to purchase 139,152 shares of the Company's common stock.

            At the initial closing date, the Company received $450,000 in connection with the sale of $450,000 principal amount of Convertible Debentures and Warrants. The Company incurred debt issuance costs of $45,000 which are amortized as a component of interest expense over the term of the Debentures. A second closing date for the sale of the remaining $100,000 of Debentures is subject to the effective date of a registration statement and certain other conditions as described in the agreements. (See Note 11, Events Subsequent as to the issuance of the remaining Debentures.)

            The Debenture holders are entitled to convert any portion of the principal of the Debentures to common stock at a conversion price for each share at the lower of (a) 80% of the market price at the conversion date or
(b) $.55. The Debentures include an option by the Company to exchange the Debentures for Convertible Preferred Stock.

            In accordance with the agreements, the Company issued an aggregate of 139,152 Warrants for the purchase of the Company's common stock, exercisable between October 30, 1999 and October 30, 2004 at a purchase price of $.494 per share (125% of the market price on the closing date). The fair value of the Warrants in the amount of $63,968 is accounted for as additional paid-in capital with the resulting discount reflected as a reduction of the carrying amount of the Debentures. The discount is amortized as a component of interest expense over the term of the Debentures.

            These Debentures have an effective annualized interest rate of 13% to the Company, including debt issuance and warrant costs.

            The following summarizes the outstanding balance of the Debentures at December 31, 1999:

Principal amount of Debentures                                    $450,000
Discount for Warrants issued                                       (63,968)
                                                                  --------
                                                                   386,032
Amortized discount for 1999                                          3,554
                                                                  --------

CARRYING AMOUNT AT DECEMBER 31, 1999                              $389,586
                                                                  ========

                                    F-12
                                      47

                             FAMOUS FIXINS, INC.

                              DECEMBER 31, 1999

NOTE 5. LONG-TERM NOTE PAYABLE TO BANK (1998 - $40,685)
        -----------------------------------------------

            Pursuant to a business revolving credit agreement with The Chase Manhattan Bank (Bank), the Company may receive loan proceeds up to a maximum credit line amount, which is currently set at $100,000. From time to time, the Bank notifies the Company as to the current amount of the available credit line. The Company may borrow incremental principal amounts of at least $2,500 with interest computed at the Bank's prime rate plus "%. The loan principal is payable in monthly installments equal to 1/36 of the outstanding principal on the date of the most recent bank loan advance. Repayment of the Company's loan is guaranteed by certain principal stockholders of the Company.

            There is no outstanding loan balance to the Bank at December 31, 1999. The balance due on the indebtedness at December 31, 1998 consists of current maturities of $15,432 and installments due after one year of $25,253.

NOTE 6. ADVERTISING
        -----------

            The Company charges to expense all advertising costs as incurred. The aggregate advertising expense incurred by the Company was approximately $279,000 and $285,000 for the years ended December 31, 1999 and 1998, respectively. See Note 3 for the details of unused advertising barter credits of $50,000 which are included in the accounts as a contra to stockholders' equity at December 31, 1999 and 1998.

                                    F-13
                                      48

                             FAMOUS FIXINS, INC.

                              DECEMBER 31, 1999

NOTE 7. COMMITMENTS AND CONTINGENCIES
        -----------------------------

        A.  ROYALTY CONTRACTS
            -----------------

            The Company has various celebrity licensing agreements which generally cover worldwide sales of its products. One of the agreements is with a related party and covers the Company's salad dressing line of products. The contracts generally specify that the Company shall pay royalties based on net annual merchandise sales and provide for certain minimum guarantees for the licensors. Minimum aggregate royalty guarantees (including the unearned cost of common stock warrants) are as follows:

                         YEAR
                        ENDING
                     DECEMBER 31,
                     ------------

                          2000        $418,000
                          2001          59,000
                          2002         103,000
                                      --------

                          TOTAL       $580,000
                                      ========

            Total royalty expense charged to operations (including the recognized portion of the cost of common stock warrants as described in Note
1) under the foregoing contracts are summarized as follows for the years ended December 31, 1999 and 1998:

                                             1999           1998
                                           --------       --------

                   Unrelated parties       $473,000       $ 33,000
                   Related party              5,000        103,000
                                           --------       --------

                                           $478,000       $136,000
                                           ========       ========

                                    F-14
                                      49

                             FAMOUS FIXINS, INC.

                              DECEMBER 31, 1999

NOTE 7. COMMITMENTS AND CONTINGENCIES (CONTINUED)
        -----------------------------

        B.  REAL PROPERTY LEASE
            -------------------

            Rental commitments under a noncancellable operating lease for the Company's office facilities located in New York, New York are as follows:

                             YEAR ENDING
                             DECEMBER 31,    AMOUNT
                             -----------    --------

                                 2000       $ 38,889
                                 2001         40,230
                                 2002         42,912
                                 2003         44,923
                                 2004         46,935
                                 2005         15,645
                                            --------

                                 TOTAL      $229,534
                                            ========

            Rent expense charged to operations was approximately $19,000 and $8,000 for the years ended December 31, 1999 and 1998, respectively.

        C.  TRANSPORTATION EQUIPMENT LEASE
            ------------------------------

            The Company is obligated under the terms of an operating lease for transportation equipment utilized by it. Future minimum annual payments under this noncancellable operating lease are as follows:

                             YEAR ENDING
                             DECEMBER 31,
                             -----------

                                 2000        $ 9,683
                                 2001          7,260
                                             -------

                                 TOTAL       $16,943
                                             =======

            Total equipment lease expense charged to operations was approximately $15,000 and $7,000 for the years ended December 31, 1999 and 1998, respectively.

                                    F-15
                                      50

                             FAMOUS FIXINS, INC.

                              DECEMBER 31, 1999

NOTE 7. COMMITMENTS AND CONTINGENCIES (CONTINUED)
        -----------------------------

        D.  PURCHASE COMMITMENTS
            --------------------

            The Company has an understanding with its principal manufacturer-supplier to purchase certain minimum levels of merchandise. At December 31, 1999, the approximate future purchase commitments amount to $376,000.

        E.  AGREEMENT WITH EXECUTIVE OFFICER
            --------------------------------

            Pursuant to an agreement with the Company's chief executive officer, if there is a "Change in Control" of the Company as defined in the agreement, the officer shall have the right to terminate such agreement and shall be entitled to a lump sum payment equal to 290% of his base amount as defined in Section 280(G) of the Internal Revenue Code.

        F.  YEAR 2000 COMPLIANCE
            --------------------

            The Company recognizes the need to ensure its operations are not adversely impacted by Year 2000 software failures. The Company primarily uses licensed software products in its operations with a significant portion of processes and transactions centralized in one particular software package. During 1999, management upgraded its software so that the Company's accounting system is Year 2000 compliant. The cost of the upgrade was not material. Also during 1999, attention was focused on compliance attainment efforts of vendors and others, including key system interfaces with customers and suppliers. Although it is not possible to quantify the effects Year 2000 compliance issues will have on customers and suppliers, the Company does not anticipate related material adverse effects on its financial condition or results of operations.

        G.  OTHER CONTINGENCIES
            -------------------

            In the normal course of business, the Company has lawsuits, claims and contingent liabilities. The Company does not expect that any sum it may have to pay in connection with any of these matters would have a materially adverse effect on its financial position or results of operations.

                                    F-16
                                      51

                             FAMOUS FIXINS, INC.

                              DECEMBER 31, 1999

NOTE 8. OUTSTANDING WARRANTS TO PURCHASE COMMON STOCK
        ---------------------------------------------

            The Company has issued warrants to purchase shares of its common stock to certain officers and nonemployees. The objectives of the issuance of the warrants include attracting and retaining the best talent, providing for additional performance incentives and promoting the success of the Company by providing the opportunity to employees and nonemployees to acquire common stock. Outstanding warrants have been granted at exercise prices ranging from $0.15 to $2.25 and expire at various dates after the grant date.

            The status of the Company's warrants is summarized below as of December 31, 1999:

                                             NUMBER OF         OPTION
                                             WARRANTS          PRICE
                                            ----------     --------------

Outstanding at December 31, 1996                     0     $            0
Granted in 1997                                104,328                .90
                                            ----------     --------------
Outstanding at December 31, 1997               104,328                .90
Granted in 1998                         (*)    502,500       .90 -   2.25
                                            ----------     --------------
Outstanding at December 31, 1998               606,828       .90 -   2.25
Granted in 1999                         (**) 2,844,152       .15 -   1.00
Expired in 1999                                (20,000)     1.00 -   1.50
                                            ----------     --------------
Outstanding at December 31, 1999             3,430,980     $  .15 - $2.25
                                             =========     ==============

Weighted Average Fair Value of Options
   Granted During 1999                                     $          .51
                                                           ==============

            (*) Includes 300,000 warrants issued to an officer, exercisable subject to conditions of continued employment, at 60,000 warrants per year at an exercise price of $1.00 per share, cumulatively, over a five year period, the initial exercise date commencing in June 1999.

            (**) Includes 1,500,000 warrants granted to the chief executive officer for a period of five years at an exercise price of $.30 per share. The warrants will vest based upon corporate milestones including the receipt of a specified number of new license agreements or the achievement of specified levels of the Company's future annual earnings determined before interest, taxes, depreciation and amortization.

            The Company accounts for stock-based compensation using the fair value method prescribed in SFAS No. 123 "Accounting for Stock-Based Compensation", under which compensation cost for all stock warrants issued (both vested and non-vested) is measured at the grant date based on the fair value of the warrants. Such cost is recognized over the service period (the contract period).

                                    F-17
                                      52

                             FAMOUS FIXINS, INC.

                              DECEMBER 31, 1999

NOTE 8. OUTSTANDING WARRANTS TO PURCHASE COMMON STOCK (CONTINUED)
        ---------------------------------------------

            The fair value of each warrant issued is estimated on the date of grant using the Black- Scholes option pricing model with the following weighted-average assumptions used for the warrants issued: dividend yield of 0%, expected volatility of 150%, risk-free rate of 6%, and expected lives ranging from 1 to 5 years.

            Stock-based compensation cost charged to operations was $358,203 and $176,173 for the years ended December 31, 1999 and 1998, respectively.

NOTE 9. NET LOSS PER COMMON SHARE
        -------------------------

            Basic net loss per common share is calculated by dividing the net loss by the weighted average number of common shares outstanding.

            The calculation of fully diluted net loss per common share assumes conversion of warrants and debentures into common stock. Net loss and shares used to compute net loss per share, basic and assuming full dilution, are reconciled below:

                                                     1999           1998
                                                  ----------      ---------

Net loss as reported                              $ (738,132)     $(630,643)
                                                  ==========      =========

Net loss, basic                                   $ (738,132)     $(630,643)

Effect of dilutive securities, warrants and
   debentures convertible to common stock (*)              -              -
                                                  ----------      ---------

Net loss, assuming full dilution                  $ (738,132)     $(630,643)
                                                  ==========      =========

Weighted average number of common shares,
   basic                                          10,147,294      6,458,266

Effect of dilutive securities, warrants and
   debentures convertible to common stock (*)              -              -
                                                  ----------      ---------

Common shares, assuming full dilution             10,147,294      6,458,266
                                                  ==========      =========

            (*) No effect has been given to the conversion of warrants and debentures to common stock inasmuch as such conversions would be anti-dilutive.


                                    F-18
                                      53

                             FAMOUS FIXINS, INC.

                              DECEMBER 31, 1999

NOTE 10. CASH FLOW DATA
         --------------

              Cash and cash equivalents include cash on hand and investments with maturities of three months or less at the time of purchase. Working capital changes on the statements of cash flows were as follows:

                                                        YEAR ENDED
                                                       DECEMBER 31,
                                                 -----------------------

                                                    1999          1998
                                                 ---------      --------

(Increase) decrease in assets:
   Accounts receivable - net                     $(162,862)     $   (194)
   Merchandise inventory                           (42,122)       33,766
   Prepaid expenses                                (59,081)        2,227
Increase (decrease) in liabilities:
   Accounts payable and accrued expenses           374,203         4,179
   Due to customers                                190,038             -
   Taxes payable - other than on income              7,901           479
                                                 ---------      --------

NET CHANGES IN WORKING CAPITAL                   $ 308,077      $ 40,457
                                                 =========      ========
Supplemental information about cash
   payments is as follows:
      Cash payments for interest                 $  10,273      $  9,509
      Cash payments for income taxes             $   1,334      $    625

Supplemental disclosure of noncash
   financing activities:
      Common stock subscription received for
         common shares issued                    $   47,500     $      -
      Issuance of warrants in connection with
         convertible debentures issued by the
         Company                                 $   63,968     $      -
      Issuance of common stock in exchange for
         plant and equipment acquired            $        -     $  3,475

                                    F-19
                                      54

                             FAMOUS FIXINS, INC.

                              DECEMBER 31, 1999

NOTE 11. EVENTS SUBSEQUENT
         -----------------

            A. In February 2000, the Company entered into service agreements with two consultants providing for the issuance of a maximum of 500,000 shares of the Company's common stock and a maximum of 500,000 warrants to purchase common stock.

            B. In February 2000, the Company received the remaining balance of $100,000 under the 5% Convertible Debenture and Warrants Purchase Agreements described in Note 4 to the financial statements.

                In addition, $225,000 of the outstanding $450,000 principal amount of Debentures at December 31, 1999 were converted into 1,508,264 shares of common stock pursuant to the aforementioned Agreements.

            C. In March 2000, the Company entered into a Convertible Debenture and Warrant Purchase Agreement pursuant to which the investors agreed to purchase an aggregate of $1,000,000 principal amount of debentures, convertible into common stock at a conversion price of $.40 per share, due March, 2005 and warrants to purchase 2,500,000 shares of the Company's common stock exercisable between March, 2000 and March, 2005 at an exercise price of $.75 per share.

            D. In March, 2000, the Company entered into an agreement to sell approximately $457,000 of merchandise in exchange for a trade credit to purchase future television, radio and other advertising mediums on a barter basis over a maximum period of four years. This transaction satisfies a portion of the Company's purchase commitments described in Note 7D to the financial statements.

                                    F-20
                                      55

                             FAMOUS FIXINS, INC.

                              DECEMBER 31, 1999

NOTE 12. DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS
         -----------------------------------------------------

            The estimate of the fair value of each class of financial instruments for which it is practicable to estimate that value is based on the following methods and assumptions:

            CASH AND CASH EQUIVALENTS, INVESTMENTS IN MARKETABLE EQUITY TRADING SECURITIES, ACCOUNTS RECEIVABLE, DUE TO CUSTOMERS, ACCOUNTS PAYABLE AND ACCRUED LIABILITIES:

            The carrying amounts of these items are assumed to be a reasonable estimate of their fair value due to their short-term nature.


            LONG-TERM LIABILITIES - 5% CONVERTIBLE DEBENTURES:

            There is no quoted market price for the Company's 5% Convertible Debentures.

            The Debentures, which were issued in October 1999, in the principal amount of $450,000, are carried in the accounts at December 31, 1999 at $389,856 (net of $60,414 of discounts for unattached stock warrants less related amortization thereof). Subsequent to December 31, 1999, as described in Note 11, $225,000 of principal amount of the Debentures, representing one half of the principal amount of the outstanding Debentures, were converted into 1,508,264 shares of the Company's common stock.

            In view of the close proximity of the date of issuance of the Debentures to year end dates and the conversion of a material portion thereof as described above, management has determined that it is impractical and excessively costly to obtain a valuation of the Debentures. Additional information in connection with the Debentures are provided in Notes 4 and 11B.

                                    F-21
                                      56

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSRE.

      We did not have an independent certified accountant from April 30, 1996 to May 28, 1998, during which time period we had no material operations. On May 28, 1998, we acquired FFNY, and the Board of Directors approved the election to retain the services of FFNY's independent certified accountants, Freeman and Davis LLP, who had served as FFNY's sole principal accountants since May 25, 1997.

                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS

      The persons listed in the table below are our present directors and executive officers.

Name             Age      Position
----             ---      --------
Jason Bauer      30       Chairman of the Board, Chief Executive Officer,
                          President and Treasurer
Peter Zorich     31       Director, Executive Vice President and Secretary
Michael Simon    30       Executive Vice President and Director
Lisa Bauer       29       Director

      Our directors are elected annually to serve for one year and hold office until the next annual meeting of the shareholders and until their successors are elected and qualified. Our officers are elected by the Board of Directors at the first meeting after each annual meeting of our shareholders, and hold office until their death, resignation or removal from office. Michael Simon became a director on July 8, 1999.

      None of the directors are directors of other reporting companies.

      Family relationships that exist among our present officers and directors are: Jason Bauer, our Chief Executive Officer, President and Chairman of the Board of Directors, is the spouse of Lisa Bauer, a director.

      None of our officers and directors have been involved in the past five years in any of the following:

         - bankruptcy proceedings;
         - subject to criminal proceedings or convicted of a criminal act;
         - subject to any order, judgment or decree entered by any court for violating any laws relating to the business, securities or banking activities; or
         - subject to any order for violation of federal or state securities laws or commodities laws.

MANAGEMENT PROFILES

      JASON BAUER, Chief Executive Officer, President, Treasurer and Chairman of the Board. Jason Bauer has served as our President, Treasurer and Chairman of the Board since May 1998. In November 1995, he founded FFNY, which we acquired in May 1998. From November 1995 to May 1998, he served as President and Chairman of the Board of FFNY. He worked in the food and beverage industries throughout his entire career. Before founding FFNY, from October 1994 through December 1996, Mr. Bauer was Regional Sales Manager for Krinos Foods, and from December 1996 through March 1997, he was National Sales Manager for Paradise Products, a manufacturer and distributor of foods products in the United States. His expertise includes new product introduction as well as implementation of sales and marketing programs. From 1991 through 1994, Mr. Bauer was Sales Manager for Tri-County Distributors, a beverage wholesaler, where he was responsible for sales of over 100 beverage products. Mr. Bauer received a Bachelor of Science degree in marketing and finance from Boston University in 1991.

      PETER ZORICH, Executive Vice President, Secretary and Director. Peter Zorich has served as our Executive Vice President, Secretary and a director since May 1998. He was one of the founders of FFNY, which we acquired in May 1998, having served as Vice President and a director of FFNY from 1995 to May 1998. Mr. Zorich has extensive experience in the television industry as a producer and as a programmer for national news and entertainment. From 1996 to the present, he has worked for the Fox New Channel in New York, New York as a producer of the prime time news and the television talk show "Hannity & Colmes". From 1994 to 1996, he was an associate producer at the business cable network CNBC, where he produced segments on business, politics and entertainment. From 1993 to 1994, he was an associate producer for the Fox Network morning television show "Good Day New York", where he booked guests for local news segments. Mr. Zorich is the son of Olympia Dukakis. Mr. Zorich received a Bachelor of Arts degree in political science from Montclair State University in 1990.

      LISA BAUER, Director. Lisa Bauer has served as our director since May 1998. From 1997 to May 1998, she served as a director of FFNY. From July 1998 to the present, she has worked at J.P. Morgan & Co. As a financial planner in its asset management services area. From November 1997 to June 1998, she worked as an investment manager at Circle Advisors, a financial planning and investment advisory firm. From April through November 1997, she worked as an estate planner for Smith Barney, and from February 1996 through March 1997, she worked as a sales assistant for Lehman Brothers. From June 1993 through January 1996, she worked as a sales assistant at J.P. Morgan.

      MICHAEL SIMON, Executive Vice President and Director. Michael Simon has served as our Executive Vice President and a director since July 8, 1999. He served, on an independent contractor basis, as our Vice President of Publicity, in a non-officer capacity, from May 28, 1998 to July 8, 1999. From 1997 to May 1998, he held the non-officer title of Vice President of Publicity of FFNY. He has worked in the entertainment industry for the past eight years. From August 1998 to June 1999, he worked as a publicist with the public relations firm B/W/R located in New York, New York. While at B/W/R, he worked with celebrity clients such as Cal Ripken, Jr., Sugar Ray Leonard, Jason Alexander, Chris Rock and corporate clients D.A.R.E. America and Playboy. From August 1997 to July 1998, he worked as a publicist with the public relations firm Jason Weinberg and Associates located in New York, New York, where he worked with clients such as Della Reese, Marlo Thomas, Kirstie Alley and Michael Bergin. From July 1995 through July 1997, he was a Public Relations Manager for Planet Hollywood International, Inc. where his duties included promoting the Planet Hollywood restaurants and logo. He has extensive relationships with national media outlets in radio, television and print, and his primary role for Famous Fixins will be that of publicist. From June 1991 through July 1995, Mr. Simon was a television talent agent for the Los Angeles based talent agency, International Creative Management, where he worked with clients such as Valerie Harper, Garry Marshall, Sugar Ray Leonard, Bob Barker and Tori Spelling. Mr. Simon received a Bachelor of Arts degree from Hunter College in 1991.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

      Based upon a review of filings with the SEC and written representations that no other reports were required, we believe that all of our directors and executive officers and all persons who own more than 10% of our common stock complied during the fiscal 1999 year with the reporting requirements of
Section 16(a) of the Securities Exchange Act.

ITEM 10. EXECUTIVE COMPENSATION.

EXECUTIVE COMPENSATION SUMMARY TABLE

      The table below sets forth information concerning the annual and long-term compensation during our last three fiscal years of our Chief Executive Officer and other of our most highly compensated employees and all other officers and directors.

      The following factors should be considered when reviewing the table below:

         - Jason Bauer, Peter Zorich, Lisa Bauer and Olympia Dukakis became a director or officer of Famous Fixins on May 28, 1998. Olympia Dukakis resigned as a director on July 6, 1999.
         - The compensation paid in fiscal year 1998 includes the operations of FFNY prior to May 28, 1998. The compensation paid in fiscal year 1997 refers to the operations of FFNY, a privately held company at the time.
         - Under an employment agreement, we granted Jason Bauer options to purchase 1,500,000 shares of our common stock, valued at approximately $522,450 at the time of grant. These options are exercisable for five years at $.30 per share. These options are to vest only after we achieve certain corporate milestones as defined in his employment agreement.
         - Michael Simon became a director and officer of Famous Fixins on July 8, 1999. The compensation for Michael Simon in fiscal year 1999 includes $3,350 in compensation paid to him while he served as an independent consultant to Famous Fixins.
         - Michael Simon is entitled to as additional cash compensation, reported in the Bonus column, an amount equal to five to ten percent of royalties paid by us during the employment period to certain celebrity licensors under license agreements.
         - On June 2, 1998, we issued to Michael Simon 300,000 warrants to purchase shares of our common stock, valued at $275,982. At that time, Michael Simon served as an independent consultant to Famous Fixins. The warrants are exercisable for six years at $1.00 per share, subject to vesting at a rate of 60,000 per year. Presently, 60,000 warrants are exercisable. These warrants are included in the Summary Compensation Table.
         - The amount shown in the Other Annual Compensation column is the dollar value of an automobile that we provide for Jason Bauer.
         - The amount shown in the All Other Compensation column is the insurance premium under a life insurance policy that we provide for Jason Bauer.

                          Summary Compensation Table

                                                                                    Long Term
                                                                                  Compensation
                                                                                  ------------
                                                                                     Awards
                                                                                     ------
Name and                                                            Other          Securities
Principal                                                           Annual         Underlying     All Other
Position                        Year      Salary      Bonus      Compensation     Options/SARs   Compensation
--------                        ----      ------      -----      ------------     ------------   ------------
Jason Bauer                     1999      $82,592     $     0    $     15,102        1,500,000   $        610
  President and Chairman        1998      $75,094     $     0    $          0                0   $          0
  of the Board                  1997      $29,050     $     0    $          0                0   $          0
Michael Simon                   1999      $17,965     $20,596    $          0                0   $          0
  Executive Vice President      1998      $     0     $     0    $          0          300,000   $          0
  and Director                  1997      $     0     $     0    $          0                0   $          0
Peter Zorich                    1999      $     0     $     0    $          0                0   $          0
  Executive Vice President,     1998      $     0     $     0    $          0                0   $          0
  Treasurer, Secretary and      1997      $     0     $     0    $          0                0   $          0
  Director
Lisa Bauer                      1999      $     0     $     0    $          0                0   $          0
  Director                      1998      $     0     $     0    $          0                0   $          0
                                1997      $     0     $     0    $          0                0   $          0
Olympia Dukakis                 1999      $     0     $     0    $          0                0   $          0
  Former Director               1998      $     0     $     0    $          0                0   $          0
                                1997      $     0     $     0    $          0                0   $          0

OPTION GRANTS

       The table below sets forth information concerning options granted during the 1999 fiscal year to those persons named in the preceding Summary Compensation Table.

      We granted a total of 1,500,000 options to one employee in the 1999 fiscal year. Under an employment agreement, we granted to Jason Bauer options to purchase 1,500,000 shares of our common stock, valued at approximately $522,450 at the time of grant. These options are exercisable for five years at $.30 per share. The options are to vest only after we achieve certain corporate milestones as set forth in the employment agreement:

         - options to purchase 600,000 shares are to vest following the first fiscal year end in which we sign four new product endorsement licenses or our earnings before interest, taxes, depreciation and amortization exceeds $300,000;
         - additional options to purchase 300,000 more shares are to vest following the first fiscal year end in which we sign three more new licenses or our earnings before interest, taxes, depreciation and amortization exceeds $500,000;
         - additional options to purchase 300,000 more shares are to vest following the first fiscal year end in which we sign three more new licenses or our earnings before interest, taxes, depreciation and amortization exceeds $700,000;
         - additional options to purchase 300,000 more shares are to vest following the first fiscal year end in which we sign three more new licenses or our earnings before interest, taxes, depreciation and amortization exceeds $1,000,000.

These options are cumulative and are subject to anti-dilution rights. If any of these milestones are achieved in the same year, all of the options vest at the time the milestones are achieved.

                    Option/SAR Grants in Last Fiscal Year
                             (Individual Grants)

                   Number of
                   Securities        Percent of total
                   Underlying        options/SARS granted      Exercise or
                   Options/SARs      to employees in           base price        Expiration
Name               Granted (#)       fiscal year               ($/Sh)            Date
----               ------------      --------------------      -----------       ----------
Jason Bauer        1,500,000         100%                      $.30              April 11, 2004
Peter Zorich               0           0%                        --              --
Lisa Bauer                 0           0%                        --              --
Michael Simon              0           0%                        --              --
Olympia Dukakis            0           0%                        --              --

OPTION EXERCISES AND VALUES FOR FISCAL 1999

      The table below sets forth information concerning the value of unexercised stock options as of December 31, 1999 for those individuals named in the Summary Compensation Table.

      The following factors should be considered when reviewing the table below:

         - None of the options held by those individuals listed in the Summary Compensation Table were exercised in fiscal year 1999.
         - The dollar values were calculated by determining the difference between the fair market value at fiscal year-end of the common stock underlying the warrants and the exercise price of the warrants. The last sale price of a share of our common stock on
           December 31, 1999 as reported by OTC Bulletin Board was $0.25.
         - The table reports that the options granted to Jason Bauer have not vested.  As of March 2000, he is deemed vested with options to purchase 1,200,000 shares of common stock.
         - The options held by Michael Simon are exercisable at $1.00 per share and therefore were not in-the-money as of December 31, 1999.

             Aggregated Option/SAR Exercises in Last Fiscal Year
                         and FY-End Option/SAR Values

                                                    Number of securities
                         Shares                    underlying unexercised            Value of unexercised
                        Acquired        Value           Options/SARs               in-the-money options/SARs
                           on         Realized          at FY-end (#)                   at FY-end ($)
Name                  Exercise (#)       ($)      Exercisable   Unexercisable      Exercisable   Unexercisable
----                  ------------    --------    -----------   -------------      -----------   -------------
Jason Bauer                --            --           --          1,500,000             --          $375,000
Peter Zorich               --            --           --                 --             --                --
Lisa Bauer                 --            --           --                 --             --                --
Michael Simon              --            --       60,000            240,000             --                --
Olympia Dukakis            --            --           --                 --             --                --
Russell Ortman             --            --           --                 --             --                --
Leona Jamison              --            --           --                 --             --                --

DIRECTOR COMPENSATION

      We have never compensated members of the Board of Directors for their services, and have never reimbursed directors for their reasonable out-of-pocket expenses incurred in connection with their attendance at board meetings and for other expenses incurred in their capacity as directors.

      We presently do not have a defined compensation plan for members of our Board of Directors. We reserve the right to compensate members of the Board of Directors for their services on the Board at reasonable rates, including by issuing stock options, and reimbursement of expenses for their attendance at each Board meeting.

EMPLOYMENT AGREEMENTS WITH NAMED EXECUTIVE OFFICERS

Jason Bauer, Chief Executive Officer, President
-----------------------------------------------

      We have an employment agreement with Jason Bauer to serve as President and Chief Executive Officer for a term of five years ending April 11, 2004. The agreement provides for a current annual salary of $150,000, with cost-of-living adjustments tied to the Consumer Price Index. Beginning in the third year of the employment term, his base annual salary is to increase by an amount equal to one percent of our earnings before interest, taxes, depreciation and amortization in the most recent fiscal year.

      He has been granted options to purchase 1,500,000 shares of our common stock, valued at approximately $522,450 at the time of grant. These options are exercisable for five years at $.30 per share. These options are to vest only after we achieve certain corporate milestones.

         - options to purchase 600,000 shares are to vest following the first fiscal year end in which we sign four new product endorsement licenses or our earnings before interest, taxes, depreciation and amortization exceeds $300,000;
         - additional options to purchase 300,000 more shares are to vest following the first fiscal year end in which we sign three more new licenses or our earnings before interest, taxes, depreciation and amortization exceeds $500,000;
         - additional options to purchase 300,000 more shares are to vest following the first fiscal year end in which we sign three more new licenses or our earnings before interest, taxes, depreciation and amortization exceeds $700,000;
         - additional options to purchase 300,000 more shares are to vest following the first fiscal year end in which we sign three more new licenses or our earnings before interest, taxes, depreciation and amortization exceeds $1,000,000.

These options are cumulative and are subject to anti-dilution rights. If any of these milestones are achieved in the same year, all of the options vest at the time the milestones are achieved. As of March 2000, 1,200,000 options have vested.

      He is also to receive an annual performance bonus equal to up to fifty percent of his base salary, or such other amount as the Board of Directors may determine. He is also entitled to:

         - death benefits of $100,000;
         - medical and dental insurance;
         - six weeks vacation;
         - a fifteen year term life insurance policy with a face amount of benefit of $1,000,000 and a beneficiary as designated by him;
         - an automobile for his exclusive use;
         - reimbursement for reasonable travel and other business related expenses; and
         - other bonuses to be determined by the Board of Directors.

      If we undergo a change of control, he is to receive a golden parachute payment equal to 290% of his base salary, and he has the right to terminate his employment agreement. A change of control refers to any of the following situations:

         - a change in our ownership or management that would be required to be reported in response to certain provisions of the Securities Exchange Act of 1934;
         - an acquisition by a person or entity, excluding us, of 25% or more of our common stock or  our then outstanding voting securities;
         - a change in a majority of the current Board of Directors, other than in connection with an actual or threatened proxy contest;
         - completion of a reorganization, merger, consolidation or sale of all or substantially all of our assets; or
         - the approval by our stockholders of our complete liquidation or dissolution.

Michael Simon, Vice President
-----------------------------

      On June 2, 1998, we entered into an agreement with Michael Simon for his services, on an independent contractor basis, to perform services as our publicist. Under the arrangement, we issued to him 300,000 warrants, valued at $275,982, to purchase shares of our common stock in a transaction deemed to be exempt under Section 4(2) of the Securities Act of 1933. At the time of issuance, he was our Vice President of Publicity, in a non-officer capacity. The warrants granted to him are exercisable for six years at $1.00 per share, subject to vesting at a rate of 60,000 warrants per year and subject to other conditions of performance of publicity services, valued at $275,982 at the time of grant, to be rendered to us over a five year period.

      On July 8, 1999, Michael Simon became our Executive Vice President and was elected to our Board of Directors. Pursuant to an oral agreement for an at-will employment for a term not to exceed one year, he earned compensation amounting to $50,000 annually. In November 1999, his salary was increased to $60,000 annually. He also received as additional compensation an amount equal to ten percent of royalties paid by us during the employment period to certain celebrity licensors under license agreements, which was reduced to five percent in November 1999.

      We currently do not have a retirement, pension or profit sharing program, but the Board of Directors may recommend one at a later date.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

(a)   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

      The table below sets forth the shares of our common stock beneficially owned by each person known to us to be the beneficial owner of more than 5% of the outstanding shares of common stock, except that the security ownership of management is provided in a separate table. Beneficial ownership and percent of class are based upon 12,220,888 shares of common stock issued and outstanding on March 13, 2000, as adjusted to include shares of common stock that may be acquired within 60 days.

      AMRO International, S.A. owns 508,264 shares of common stock and beneficially owns another 834,542 shares of common stock, assuming the exercise of 101,202 warrants and the conversion of $325,000 principal amount of 5% debentures into a total of 834,452 shares of common stock. AMRO International may not exercise the warrants or convert the debentures into a number of shares of common stock so that it owns 9.9% or more of our then-outstanding common stock. The applicable conversion rate of the 5% debentures adjusts with the market price of our common stock. Assuming a conversion price for the 5% debentures of $.343 per share, AMRO International could acquire up to 1,048,724 shares of our common stock upon the exercise of warrants and the conversion of debentures if the exercise or conversion does not violate the 9.9% limit.

      Roseworth Group Ltd. beneficially owns 1,342,806 shares of our common stock, assuming the exercise of 1,000,000 warrants and the conversion of $400,000 principal amount of debentures into a total of 1,342,806 shares of common stock. Roseworth Group may not exercise the warrants or convert the debentures into a number of shares of common stock so that it owns 9.9% or more of our then-outstanding common stock. Roseworth Group could acquire up to 2,000,000 shares of our common stock upon the exercise of warrants and the conversion of debentures if the exercise or conversion does not violate the 9.9% limit.

      Austost Anstalt Schaan owns 500,000 shares of common stock and beneficially owns another 842,806 shares of our common stock, assuming the exercise of 643,975 warrants and the conversion of $250,000 principal amount of debentures into a total of 842,806 shares of common stock. Austost Anstalt Schaan may not exercise the warrants or convert the debentures into a number of shares of common stock so that it owns 9.9% or more of our then-outstanding common stock. Austost Anstalt Schaan could acquire up to 1,268,975 shares of our common stock upon the exercise of warrants and the conversion of debentures if the exercise or conversion does not violate the 9.9% limit.

      Balmore Funds, S.A. owns 500,000 shares of common stock and beneficially owns another 842,806 shares of our common stock, assuming the exercise of 893,975 warrants and the conversion of $350,000 principal amount of debentures into a total of 842,806 shares of common stock. Balmore Funds may not exercise the warrants or convert the debentures into a number of shares of common stock so that it owns 9.9% or more of our then-outstanding common stock. Balmore Funds could acquire up to 1,768,975 shares of our common stock upon the exercise of warrants and the conversion of debentures if the exercise or conversion does not violate the 9.9% limit.

                  Name and Address                             Amount and Nature       Percent
Title of Class    of Beneficial Owner                          of Beneficial Owner     of Class
--------------    ------------------------------------------   -------------------     --------
Common Stock      AMRO International, S.A.                          1,342,806            9.9%
                  Grossmuensterplatz 6
                  Zurich, CH-8022, Switzerland
Common Stock      Roseworth Group Ltd.                              1,342,806            9.9%
                  Aeulestrasse 74
                  FL-9490 Vaduz, Liechtenstein
Common Stock      Austost Anstalt Schaan                            1,342,806            9.9%
                  Landstrasse 163
                  9494 Furstenweg
                  Vaduz, Liechtenstein
Common Stock      Balmore Funds, S.A.                               1,342,806            9.9%
                  Trident Chambers
                  Road Town, Tortola, British Virgin Islands

(b)   SECURITY OWNERSHIP OF MANAGEMENT

      The table below sets forth the shares of our common stock beneficially owned by each officer, by each director, and by all of our officers and directors as a group. All persons named in the table have the sole voting and dispositive power, unless otherwise indicated, with respect to common stock beneficially owned. Beneficial ownership and percent of class in the table below is based upon 12,220,888 shares of common stock issued and outstanding on March 13, 2000, as adjusted to include shares of common stock acquirable within 60 days.

      We granted to Jason Bauer options to purchase 1,500,000 shares of common stock under an employment agreement. Jason Bauer may exercise options to purchase up to 1,200,000 shares of common stock beginning in August 2000. These options are not reported in the table below.

      We granted to Michael Simon warrants to purchase 300,000 shares of common stock. Reported in the table below are 60,000 warrants, and the remaining warrants vest in increments of 60,000 warrants on June 2 of each year.

      Jason Bauer owns 2,389,747 shares of common stock. Peter Zorich owns 2,409,747 shares of common stock. Jason Bauer and Peter Zorich are deemed the beneficial owner of the shares of common stock held by each other due to a voting agreement. The agreement provides that Jason Bauer and Peter Zorich shall vote his shares for the election of the other as a director of Famous Fixins. For the election of any additional director, Jason Bauer and Peter Zorich shall vote his shares for the election of each other's designee, provided that at least two directorships shall need to be filled. The agreement also provides that they will vote for the election of Jason Bauer as President and Chief Executive Officer and Peter Zorich as Executive Vice President of Famous Fixins. The agreement expires on June 30, 2001, unless earlier terminated by written agreement signed by both parties.

                  Name and Address            Amount and Nature       Acquirable        Percent
Title of Class    of Beneficial Owner         of Beneficial Owner     within 60 days    of Class
--------------    -------------------         -------------------     --------------    --------
Common Stock      Jason Bauer                 4,799,494                    0           39.3%
Common Stock      Peter Zorich                4,799,494                    0           39.3%
Common Stock      Michael Simon                 327,650               60,000            2.7%
Common Stock      Lisa Bauer                          0                    0            0.0%
Common Stock      All officers and directors  5,127,144               60,000           41.7%
                    as a group (4 persons)

      The address of each of the persons named in the table above is Famous Fixins, Inc., 250 West 57th Street, Suite 1112, New York, New York 10701.

(c)   CHANGES IN CONTROL

      There is no arrangement which may result in a change in control of Famous Fixins.

      Jason Bauer and Peter Zorich have an agreement to vote their respective shares for the election of each other as a director of Famous Fixins. For the election of any additional director, each of Bauer and Zorich shall vote his shares for the election of each other's designee, provided that at least two directorships shall need to be filled. The agreement also provides that they will vote for the election of Jason Bauer as President and Chief Executive Officer and Peter Zorich as Executive Vice President of Famous Fixins. They also agreed not to offer to sell, sell, transfer, assign, hypothecate, pledge or otherwise dispose of any beneficial interest in their voting shares except subject to the terms of the voting agreement, unless prior written consent is obtained from the other party that such shares shall not be subject to the voting agreement or unless the shares are sold to an independent third party in an arms'-length transaction for fair market value. The agreement expires on June 30, 2001, unless earlier terminated by written agreement signed by both parties. Jason Bauer is our Chief Executive Officer, President, Treasurer and Chairman of the Board of Directors. Peter Zorich is our Vice President, Secretary and a director. Bauer and Zorich are our two largest shareholders.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      On May 28, 1998, we completed the acquisition of FFNY, a privately-held New York corporation formed on November 29, 1995in a transaction viewed as a reverse acquisition. Immediately prior to the acquisition, Jason Bauer was the President, Chairman of the Board, and a principal of FFNY, and Peter Zorich was the Executive Vice President, Secretary, a director, and a principal of FFNY. Pursuant to a Plan and Agreement of Reorganization, we issued 5,494,662 shares of common stock to certain shareholders of FFNY which included the controlling shareholders of FFNY, Jason Bauer and Peter Zorich, in a transaction deemed to be exempt under Section 4(2) of the Securities Act of 1933. Pursuant to the reorganization, Jason Bauer, Peter Zorich, Michael Simon, and certain non-affiliates of FFNY, exchanged their shares of FFNY for an aggregate of 5,494,662 shares of our common stock, on a pro-rata basis. Pursuant to the acquisition, our officers and directors resigned and elected the FFNY nominees in their places, and FFNY become a majority-owned subsidiary of Famous Fixins. Jason Bauer, Peter Zorich, and Michael Simon had acquired their 95, 95 and 5 common shares, respectively, of FFNY on August 21, 1996 for a total cost of less than $10. On October 29, 1997, FFNY authorized, and on January 23, 1998, FFNY filed, a Certificate of Amendment of the Certificate of Incorporation to change and increase the authorized capital stock of FFNY from 200 common shares, no par value, into 20,000,000 shares of common stock, par value $.001. All the shareholders of FFNY exchanged their collective 200 common shares with no par value, proportionately, for a total of 4,000,000 shares of common stock, par value $.001 per share, of FFNY. Pursuant to our acquisition of FFNY, Jason Bauer, Peter Zorich, Michael Simon, and certain non-affiliates exchanged their collective 4,104,328 shares of FFNY, representing approximately 97% of the outstanding shares of FFNY, for an aggregate of 5,494,662 shares of Famous Fixins.

      On May 28, 1998, we exchanged all of the 246,828 warrants of FFNY outstanding for 246,828 of our warrants on a one for one basis. As part of the exchange of warrants, we issued to Olympia Dukakis 100,000 warrants, valued at $91,994, to purchase shares of our common stock, exercisable for five years at $1.00 per share, in exchange for her 100,000 five year warrants to purchase the common stock of FFNY at $1.00 per share. She acquired her warrants pursuant to license arrangements. At that time, she served on our Board of Directors, and previously had been a director of FFNY. Olympia Dukakis resigned from our Board of Directors on July 6, 1999.

      On June 2, 1998, we issued 300,000 warrants to purchase shares of our common stock to Michael Simon for publicity services valued at $275,982 to be rendered to us over a five year period, in a transaction deemed to be exempt under Section 4(2) of the Securities Act of 1933. Michael Simon was our Vice President of Publicity, in a non-officer capacity, at the time of the issuance. The warrants are exercisable for six years at $1.00 per share, subject to vesting at a rate of 60,000 per year and subject to other conditions of performance of services to us. On July 8, 1999, Michael Simon became an officer and director of Famous Fixins.

      Jason Bauer and Peter Zorich have an agreement to vote their respective shares for the election of each other as a director of Famous Fixins. For the election of any additional director, each of Bauer and Zorich shall vote his shares for the election of each other's designee, provided that at least two directorships shall need to be filled. The agreement also provides that they will vote for the election of Jason Bauer as President and Chief Executive Officer and Peter Zorich as Executive Vice President of Famous Fixins. They also agreed not to offer to sell, sell, transfer, assign, hypothecate, pledge or otherwise dispose of any beneficial interest in their voting shares except subject to the terms of the voting agreement, unless prior written consent is obtained from the other party that such shares shall not be subject to the voting agreement or unless the shares are sold to an independent third party in an arms'-length transaction for fair market value. The agreement expires on June 30, 2001, unless earlier terminated by written agreement signed by both parties.

      On April 12, 1999, we granted Jason Bauer, pursuant to an employment agreement to serve as President and Chief Executive Officer, 5-year options to purchase up to 1,500,000 shares of our common stock, proportioned to vest only after we achieve certain corporate milestones. The options are exercisable at $.30 per share. These options are cumulative and are subject to anti-dilution rights. If any milestones are achieved in the same year, all such options shall vest at the time such milestone is achieved. These options were valued at approximately $522,450 at the time of issuance.

      On October 19, 1999, we entered into agreements with AMRO International, S.A., Austost Anstalt Schaan and Balmore Funds, S.A. for the sale of a total of $550,000 five percent convertible debentures and warrants to purchase 139,152 shares of common stock in transactions deemed to be exempt under
Section 4(2) of the Securities Act of 1933. We received gross proceeds of $450,000 in October 1999, and an additional $100,000 in February 2000. The interest on the convertible debentures is payable quarterly and accrues from the date of issuance on the principal amount of the convertible debentures. The convertible debentures are due October 30, 2002. At our option, we may pay the interest on the convertible debentures in cash or in registered shares of common stock. The holders of the convertible debentures are entitled to convert the debentures into shares of common stock at a conversion price equal to the lower of 80% of the market price of the common stock or $0.55. If the conversion price of the common stock is less than $0.20 per share on any conversion date, we may elect to redeem the debentures in their entirety or to deliver to the holders either cash or common stock or a combination of cash and common stock. The amount of cash to be delivered upon such redemption or conversion shall equal the closing ask price on the conversion date or the date we give notice of redemption multiplied by the number of shares of common stock that would have been issued at the conversion price upon such conversion or redemption. The warrants are exercisable before October 30, 2004 at a purchase price of $.494 per share, which is 125% of the market price of the common stock on the closing date. At our expense, we filed a registration statement, which was declared effective on February 8, 2000, under the Securities Act of 1933 for the resale of the shares of common stock issuable upon the conversion of the debentures and the exercise of the warrants. On about February 23, 2000, Austost Anstalt Schaan converted its $75,000 debentures into 500,000 shares of common stock. On about February 23, 2000, Balmore Funds converted its $75,000 debentures into 500,000 shares of common stock. On about February 24, 2000, AMRO International converted $75,000 of its $400,000 debentures, with the interest due on the debentures, into 508,264 shares of common stock.

      We entered into an agreement, dated as of March 7, 2000, with Roseworth Group, Ltd., Austost Anstalt Schaan and Balmore Funds, S.A. for the sale of a total of convertible debentures with a principal amount of $1,000,000 and warrants to purchase 2,500,000 shares of common stock in transactions deemed to be exempt under Section 4(2) of the Securities Act of 1933. We received gross proceeds of $1,000,000 from the sales. The convertible debentures are due March 13, 2005. The holders of the convertible debentures are entitled to convert the debentures into shares of common stock at a conversion price of $.40 per share. However, the maximum number of shares of common stock that may be received upon the conversion of the debentures by any one holder is 9.9% of our then-outstanding common stock after the conversion, including any other shares of common stock held by the holder. The warrants are exercisable before March 13, 2005 at a purchase price of $.75 per share. Under the agreements, we were obligated to prepare and file a registration statement under the Securities Act of 1933 for shares of common stock issuable upon the conversion of the convertible debentures and the warrants within 15 days of our filing of our Form 10K-SB for the year ended December 31, 1999. If the registration statement is not timely filed with the SEC by the required filing date, the registration statement is not declared effective by the SEC within the 90 days of the required filing date or five days of clearance by the SEC to request effectiveness, but in no event later than July 15, 2000, the registration statement is not maintained as effective by us for the requisite period, or the additional registration statement is not filed within thirty days or declared effective within ninety days, then we are to pay each holder of the convertible debentures and warrants, as liquidated damages, one percent of the aggregate market value of shares of common stock purchaseable or purchased from Famous Fixins and held by the holder for the first month of such default, and two percent for each month of default thereafter until such registration statement has been filed, and in the event of late effectiveness or lapsed effectiveness, one percent of the aggregate market value of shares of common stock purchaseable or purchased from Famous Fixins and held by the holder for the first month of such default and two percent for each month of default thereafter until such registration statement has been declared effective. The liquidated damages are not to exceed $50,000 per month. We have agreed with the holders that each will hold harmless the other against any losses, claims, damages or liabilities, joint or several, including all reasonable costs of defense and investigation and all reasonable attorneys' fees and expenses, to which they may become subject based upon any untrue statement or alleged untrue statement of any material fact contained in any registration statement, prospectus, or based upon the omission or alleged omission to state therein a material fact, unless the misleading or omitted information was provided by the other in connection with the preparation of the registration statement or prospectus.

      On March 13, 2000, Jason Bauer sold 15,000 shares at $0.60 per share and 5,000 shares at $0.61 per share in the open market.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a)   Exhibits

      Exhibits required to be filed by Item 601 of Regulation SB are included in Exhibits to this Report as follows:

Exhibit      Description
-------      -----------
2.1*         Plan and Agreement of Reorganization between Spectrum Resources,
             Inc. and Famous Fixins, Inc.
2.2*         Agreement and Plan of Merger between Famous Fixins, Inc., a
             Nevada corporation, and Famous Fixins Holding Company, Inc., a
             New York corporation
2.3*         Agreement and Plan of Merger between Famous Fixins, Inc., a New
             York corporation, and Famous Fixins Holding Company, Inc., a New
             York corporation
3(i)(1)*     Articles of Incorporation of Spectrum Resources, Inc.
3(i)(2)*     Certificate of Incorporation of Famous Fixins Holding Company,
             Inc.
3(i)(3)*     Articles of Merger for Famous Fixins, Inc., a Nevada corporation, and Famous Fixins Holding Company, Inc., a New York corporation
3(i)(4)*     Certificate of Merger of Famous Fixins Holding Company, Inc., a
             New York corporation, and Famous Fixins, Inc., a Nevada
             corporation
3(i)(5)*     Certificate of Merger of Famous Fixins, Inc., a New York
             corporation, and Famous Fixins Holding Company, Inc.
3(i)(6)*     Certificate of Amendment of the Certificate of Incorporation of
             Famous Fixins Holding Company, Inc.
3(ii)*       By-Laws
4.1*         Form of Warrant Certificate
4.2*         Warrant Certificate of Michael Simon
4.3*         Form of Warrant Certificate
4.4*         Convertible Debenture and Warrants Purchase Agreement between
             Famous Fixins, Inc. and AMRO International, S.A. dated as of
             October 19, 2000
4.5*         Convertible Debenture and Warrants Purchase Agreement between
             Famous Fixins, Inc. and Austost Anstalt Schaan and Balmore Funds,
             S.A. dated as of October 19, 1999
4.6**        Convertible Debenture and Warrants Purchase Agreement between
             Famous Fixins, Inc. and Roseworth Group Ltd., Austost Anstalt
             Schaan, and Balmore Funds, S.A. dated as of March 7, 2000
9*           Voting Agreement between Jason Bauer and Peter Zorich
10.1*        Employment Agreement for Jason Bauer
10.2*        Lease Agreement
10.3*        License Agreement with Olympia Dukakis
10.4*        Marketing Agreement with Crown Prince, Inc.
10.5*        License Agreement with The Tufton Group
10.6*        License Agreement with Major League Baseball Properties, Inc.
10.7*        License Agreement with IMS and KKSM F/S/O Sammy Sosa
10.9*        License Agreement with Ken Caminiti, Craig Biggio and Jeff
             Bagwell
10.10*       License Agreement with Turn 2, Inc.
10.11*       License Agreement with Jake "The Snake" Enterprises
10.12*       License Agreement with Pey Dirt, Inc.
10.13*       License Agreement with Alonzo Mourning
10.14*       Promotional License Agreement with Major League Baseball Players
             Association
10.15*       Major League Baseball Properties, Inc. License Agreement
10.16*       License Agreement with Tim Duncan
10.17*       Promotion Agreement with Sterling Doubleday Enterprises, L.P.
10.18*       Financial Consulting Agreement with First Atlanta Securities, LLC

10.19**      Consulting Agreement with Jaffoni & Collins
10.20**      Merchandising License Agreement with Britney Brands, Inc.
10.21**      Limited License Agreement with Redline Sports Marketing, Inc.
10.22**      License Agreement between Famous Fixins, Inc. and Dave Mirra
10.23**      Consulting Agreement with Matthew Markin
10.24**      Consulting Agreement with Edward Defudis
11           Statement Concerning Computation of Per Share Earnings is hereby incorporated by reference to "Financial Statements" of Part II -
             Item 7, contained in this Form 10-KSB.
27**         Financial Data Schedule
______
* Incorporated by reference to Registration Statement on Form 10-SB/A (Amendment No. 3) filed on December 10, 1999.
** Filed herewith.

(b)   Report on Form 8-K

      None.

                                  SIGNATURES

      In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    FAMOUS FIXINS, INC.

                                    By:  /s/ Jason Bauer
                                       ----------------------------
                                       Jason Bauer
                                       Chief Executive Officer and President

Dated:  March 28, 2000


      In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

SIGNATURES           TITLE                                    DATE

/s/ Jason Bauer      Chairman of the Board, President,        March 28, 2000
Jason Bauer          Chief Executive Officer and Treasurer

/s/ Peter Zorich     Vice President, Secretary,               March 28, 2000
Peter Zorich         and Director

/s/ Michael Simon    Vice President and Director              March 28, 2000
Michael Simon