Form 10QSB
period 2000-03-31
FAMOUS FIXINS INC
filed 2000-05-15
CIK 1052706

FORM 10-QSB
                      U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549
(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2000

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

      Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.   Yes  [X]  No  [ ]


                     APPLICABLE ONLY TO CORPORATE ISSUERS

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 8, 2000, the issuer had 12,773,187 shares of common stock, par value $.001 per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ]  No [X]

                                       FAMOUS FIXINS, INC.
                FORM 10-QSB FOR THE QUARTER ENDED MARCH 31, 2000


                              TABLE OF CONTENTS

                                                                     Page No.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS FOR THE QUARTER ENDED MARCH 31, 2000

         BALANCE SHEETS AS OF MARCH 31, 2000 AND                        4
            DECEMBER 31, 1999
         INTERIM STATEMENTS OF OPERATIONS FOR THE THREE MONTH           6
            ENDED MARCH 31, 2000 AND 1999
         INTERIM STATEMENT OF STOCKHOLDERS' EQUITY FOR THE THREE        7
            MONTHS ENDED MARCH 31, 2000
         INTERIM STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS          8
            ENDED MARCH 31, 2000 AND 1999
         NOTES TO INTERIM FINANCIAL STATEMENTS                          9

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL             12
         CONDITION AND RESULTS OF OPERATIONS


PART II. OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES                                         16
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                              18

                           PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS FOR THE QUARTER ENDED SEPTEMBER 30, 1999

         BALANCE SHEETS AS OF MARCH 31, 2000 AND
            DECEMBER 31, 1999
         INTERIM STATEMENTS OF OPERATIONS FOR THE THREE MONTH
            ENDED MARCH 31, 2000 AND 1999
         INTERIM STATEMENT OF STOCKHOLDERS' EQUITY FOR THE THREE
            MONTHS ENDED MARCH 31, 2000
         INTERIM STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS
            ENDED MARCH 31, 2000 AND 1999
         NOTES TO INTERIM FINANCIAL STATEMENTS

                          FAMOUS FIXINS, INC.
                            BALANCE SHEETS
                             (UNAUDITED)

                                                     MARCH 31,     DECEMBER 31,
                                                    ----------     ----------
                                                       2000           1999
                                                    ----------     ----------
                  A S S E T S
                 ------------

CURRENT ASSETS
--------------

   Cash and cash equivalents                        $1,149,901     $  475,325
   Investments in marketable equity trading
      securities                                       108,866        101,961
   Accounts receivable, net                             81,728        176,475
   Merchandise inventory                                89,398         69,542
   Prepaid expenses                                     56,004         59,081
   Stock subscriptions receivable (all collected
      by April, 2000)                                   41,250         47,500
                                                    ----------     ----------

     TOTAL CURRENT ASSETS                            1,527,147        929,884
                                                    ----------     ----------

PLANT AND EQUIPMENT
-------------------

   Furniture and fixtures                               15,804         15,804
   Machinery and equipment                              29,817         25,576
                                                    ----------     ----------
                                                        45,621         41,380
     Less: Accumulated depreciation                     10,003          8,089
                                                    ----------     ----------

     NET PLANT AND EQUIPMENT                            35,618         33,291
                                                    ----------     ----------

OTHER ASSETS
------------

   Deferred debenture issuance costs, net              116,689         42,500
   Security deposits                                     6,482          6,482
                                                    ----------     ----------

                                                       123,171         48,982
                                                    ----------     ----------

                                                    $1,685,936     $1,012,157
                                                    ==========     ==========

See accompanying notes to financial statements.

                          FAMOUS FIXINS, INC.
                        BALANCE SHEETS (CONTINUED)
                             (UNAUDITED)

                                                     MARCH 31,     DECEMBER 31,
                                                    ----------     ----------
                                                       2000           1999
                                                    ----------     ----------
         LIABILITIES AND STOCKHOLDERS' EQUITY
         ------------------------------------

CURRENT LIABILITIES
-------------------

   Accounts payable and accrued expenses            $  523,631     $  508,341
   Due to customers                                    190,365        190,038
   Taxes payable - other than on income                  9,980          9,544
   Income taxes payable                                    625            625
                                                    ----------     ----------

     TOTAL CURRENT LIABILITIES                         724,601        708,548
                                                    ----------     ----------

LONG-TERM LIABILITIES
---------------------

   5% convertible debentures (principal
      amount:  1999 - $450,000; 2000 - $200,000
      due October, 2002)                               179,969        389,586
   0% convertible debentures (principal
      amount - $1,000,000 due March, 2005)             336,250              -
   Deferred rent                                        10,295              -
                                                    ----------     ----------

     TOTAL LONG-TERM LIABILITIES                       526,514        389,586
                                                    ----------     ----------

STOCKHOLDERS' EQUITY (DEFICIT)
--------------------

   Common stock, $.001 par value per share:
      Authorized      25,000,000 shares
      Issued and outstanding
         12,773,187 shares in 2000;
         10,462,624 shares in 1999                      12,773         10,462
   Additional paid-in capital                        3,298,015      1,557,337
   Accumulated deficit                              (2,825,967)    (1,603,776)
                                                    ----------     ----------
                                                       484,821        (35,977)
      Less: Unused advertising barter credits           50,000         50,000
                                                    ----------     ----------

     TOTAL STOCKHOLDERS' EQUITY (DEFICIT)              434,821        (85,977)
                                                    ----------     ----------

                                                    $1,685,936     $1,012,157
                                                    ==========     ==========

See accompanying notes to financial statements.

                          FAMOUS FIXINS, INC.
                    INTERIM STATEMENTS OF OPERATIONS
                             (UNAUDITED)

                                                          THREE MONTHS ENDED
                                                                MARCH 31,
                                                        ----------------------
                                                            2000        1999
                                                        -----------  ---------
NET SALES                                               $   261,043  $  32,805

COST OF GOODS SOLD
------------------
   Merchandise inventory at beginning of year                69,542     27,420
   Purchases                                                183,718     58,581
   Other direct costs                                        63,565     10,309
                                                        -----------  ---------
                                                            316,825     96,310
      Less: Merchandise inventory at end of period           89,398     75,896
                                                        -----------  ---------

TOTAL COST OF GOODS SOLD                                    227,427     20,414
                                                        -----------  ---------

GROSS PROFIT                                                 33,616     12,391
                                                        -----------  ---------

OPERATING EXPENSES
------------------
   Selling expenses                                         653,518    175,671
   General and administrative expenses                      258,711     88,969
   Interest expense, net                                    343,123      2,878
                                                        -----------  ---------

TOTAL OPERATING EXPENSES                                  1,255,352    267,518
                                                        -----------  ---------

OPERATING LOSS BEFORE PROVISION FOR INCOME TAXES         (1,221,736)  (255,127)

PROVISION FOR INCOME TAXES                                      455      1,336
                                                        -----------  ---------

NET LOSS                                                $(1,222,191) $(256,463)
                                                        ===========  =========

Net loss per common share, basic and diluted                 $(0.10)    $(0.03)
Weighted average number of common shares outstanding,
   basic and diluted                                     11,735,566  9,201,302

See accompanying notes to financial statements.

                           FAMOUS FIXINS, INC.
                INTERIM STATEMENT OF STOCKHOLDERS' EQUITY
                               (UNAUDITED)


                                                               COMMON STOCK          ADDITIONAL                      UNUSED
                                                                                       PAID-IN     ACCUMULATED    ADVERTISING
                                              TOTAL        SHARES         AMOUNT       CAPITAL       DEFICIT     BARTER CREDITS
                                           -----------   -----------   -----------   -----------   -----------   --------------

BALANCE (DEFICIT) - JANUARY 1, 2000        $   (85,977)   10,462,624   $    10,462   $ 1,557,337   $(1,603,776)  $      (50,000)

Issuance of common shares on conversion of
   convertible debentures, net                 282,729     1,810,563         1,811       280,918              -               -

Issuance of common shares for services
   received                                    212,924       500,000           500       212,424             -                -

Issuance of warrants for services received     247,336             -             -       247,336             -                -

Issuance of warrants and beneficial
   conversion feature in connection with
   convertible debentures issued             1,000,000             -             -     1,000,000             -                -

Net loss - Three months ended
   March 31, 2000                           (1,222,191)            -             -             -    (1,222,191)               -
                                           -----------   -----------   -----------   -----------   -----------   --------------

BALANCE (DEFICIT) - MARCH 31, 2000         $   434,821    12,773,187   $    12,773   $ 3,298,015   $(2,825,967)  $      (50,000)
                                           ===========   ===========   ===========   ===========   ===========   ==============

See accompanying notes to financial statements.

                           FAMOUS FIXINS, INC.
                   INTERIM STATEMENTS OF CASH FLOWS
                               (UNAUDITED)

                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                       -------------------------
                                                          2000           1999
                                                       -----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                            $(1,222,191)   $ (256,463)
   Adjustments to reconcile net loss to net cash
      used in operating activities:
         Noncash items:
            Depreciation                                     1,914           803
            Amortization                                    16,243             -
            Deferred rent expense                           10,295             -
            Interest expense paid by issuance of
               common stock                                  3,930             -
            Component of interest expense attributable
               to beneficial conversion feature of
               debentures issued                           325,000             -
            Value of common stock issued for services
               received by the Company                     212,924       121,826
            Value of warrants issued for services
               received by the Company                     247,336        41,397
            Unrealized gain on investments in
               marketable equity trading securities         (6,905)            -
         (Increase) decrease in assets:
            Accounts receivable                             94,747         9,479
            Merchandise inventory                          (19,856)      (48,476)
            Prepaid expenses and other current assets        3,077       (10,125)
         Increase (decrease) in liabilities:
            Accounts payable and accrued expenses           15,290       (36,861)
            Due to customers                                   327             -
            Taxes payable - other than on income               436           867
                                                       -----------    ----------

NET CASH USED IN OPERATING ACTIVITIES                     (317,433)     (177,553)
                                                       -----------    ----------

CASH FLOWS USED IN INVESTING ACTIVITIES:
   Payments for plant and equipment additions               (4,241)            -
                                                       -----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of convertible
      debentures, net                                      990,000             -
   Proceeds from issuance of common stock, net                   -       188,109
   Proceeds of long-term debt from bank                          -        35,000
   Repayments of long-term debt to bank                          -        (3,732)
   (Increase) decrease in subscribers' deposits on
      common stock, net                                      6,250       (12,500)
                                                       -----------    ----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                  996,250       206,877
                                                       -----------    ----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                  674,576        29,324

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR             475,325        19,500
                                                       -----------    ----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD             $ 1,149,901    $   48,824
                                                       ===========    ==========

Supplemental information about cash payments is
as follows:
   Cash payments for interest                          $   10,705     $    2,910
   Cash payments for income taxes                      $    1,334     $      625

Supplemental disclosure of noncash financing
activities:
   Issuance of warrants in connection with
      convertible debentures issued by the Company     $  675,000              -
   Conversion of debentures to common stock            $  282,729              -
   Common stock subscriptions received for common
      shares issued                                             -     $  165,873

See accompanying notes to financial statements.

                              FAMOUS FIXINS, INC.
                    NOTES TO INTERIM FINANCIAL STATEMENTS
                       THREE MONTHS ENDED MARCH 31, 2000


NOTE 1.  STATEMENT OF INFORMATION FURNISHED
         ----------------------------------

         The accompanying unaudited interim financial statements have been prepared in accordance with Form 10-QSB instructions and in the opinion of management contains all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Famous Fixins, Inc. as of March 31, 2000, and the results of operations, and statements of cash flows and stockholders' equity for the three months ended March 31, 2000. These results have been determined on the basis of generally accepted accounting principles and practices and applied consistently with those used in the preparation of the Company's 1999 financial statements.

         Certain information and footnote disclosures normally included in the financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that the accompanying financial statements be read in conjunction with the financial statements and notes thereto incorporated by reference in the Company's 1999 financial statements.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         ------------------------------------------

         BUSINESS ACTIVITIES OF THE COMPANY
         ----------------------------------

         The Company is a promoter and marketer of celebrity and athlete endorsed food products for sale in supermarkets, other retailers and over the Internet. The Company develops, markets and sells specialty food products based on the diverse professional, cultural and ethnic backgrounds of various celebrities. The Company enters into licensing agreements with high profile athletes and other celebrities and creates food products which include a line of breakfast cereals and a line of salad dressings endorsed by the licensors. The Company utilizes a network of food brokers to distribute its products throughout the United States. Third party manufacturers produce the Company's various food products.

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

                              FAMOUS FIXINS, INC.
                     NOTES TO INTERIM FINANCIAL STATEMENTS
                       THREE MONTHS ENDED MARCH 31, 2000


NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
         ------------------------------------------

         BUSINESS ACTIVITIES OF THE COMPANY (CONTINUED)
         ----------------------------------

         In February 2000, the Company received the remaining balance of $100,000 (of an aggregate of $550,000) pursuant to 5% Convertible Debenture and Warrants Purchase Agreements. In addition, the Company issued 1,810,563 shares of its common stock upon conversion of $350,000 principal amount of such debentures, resulting in $200,000 principal amount outstanding at March 31, 2000.

         In February 2000, the Company received $1,000,000 proceeds under a 0% Convertible Debenture and Warrant Purchase Agreement. Pursuant to the Agreement, the investors agreed to purchase, for $1,000,000, an aggregate of $1,000,000 principal amount of debentures due March 2005, currently convertible into common stock at a conversion price of $.40 per share (market value of the Company's common stock was $.74 on the date of purchase), and warrants to purchase 2,500,000 shares of the Company's common stock exercisable between March 2000 and March 2005 at an exercise price of $.75 per share.

         The beneficial conversion feature of the $1,000,000 debentures and the fair market value of the warrants (both of which are accounted for as additional paid-in capital) is limited to the $1,000,000 proceeds received. The Company has allocated $325,000 to the beneficial conversion feature, all of which is accounted for as a component of current interest expense. The remaining $675,000 is accounted for as a bond discount and is reflected as a reduction of the carrying amount of the debentures. The discount is amortized as a component of interest expense over the term of the debentures.

         In February and March 2000, the Company issued an aggregate of 500,000 shares of its common stock and 500,000 warrants to purchase common stock to two consultants in connection with services rendered to the Company in the amount of $327,000. Of such amount, $212,924 is attributable to the common stock issued and $114,076 is attributable to the warrants.

         The Company accounts for warrants issued to purchase common stock in connection with services rendered to the Company using the fair value method prescribed in SFAS No. 123 "Accounting for Stock-Based Compensation". Stock-based compensation cost charged to operations for the three months ended March 31, 2000 was $247,336, including the $114,076 of services described above.

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

                              FAMOUS FIXINS, INC.
                     NOTES TO INTERIM FINANCIAL STATEMENTS
                       THREE MONTHS ENDED MARCH 31, 2000


NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
         ------------------------------------------

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. "FORWARD-LOOKING" INFORMATION

      This report on Form 10-QSB contains certain "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934. Generally, the words "anticipates," "expects," "believes," "intends," "could," "may," and similar expressions identify forward looking statements. Forward-looking statements involve risks and uncertainties. We caution you that while we believe any forward-looking statement are reasonable and made in good faith, expectations almost always vary from actual results, and the differences between our expectations and actual results may be significant.

      The following discussion and analysis of our results of operations and our financial condition should be read in conjunction with the information set forth in the financial statements and notes thereto included elsewhere in this report.

MANAGEMENT'S DISCSSION AND ANALYSIS OR PLAN OF OPERATIONS

Results of Operations

      We did not engage in any substantive business activity from approximately April 6, 1996 to May 28, 1998. On May 28, 1998, we acquired Famous Fixins, Inc., a New York corporation ("FFNY"), in a transaction viewed as a reverse acquisition. FFNY was a promoter and marketer of celebrity endorsed food products, which commenced business activities in 1995 and began sales operations in March 25, 1997. Pursuant to the reorganization, the controlling FFNY shareholders became the controlling shareholders, the officers and the directors of our company.

      The following table sets forth, for the period indicated, the relationship between total sales and certain expenses and earnings items:

                                        Three Months Ended
                                            March 31,
                                       2000           1999
                                    -----------    -----------
NET SALES                           $   261,043    $    32,805
COST OF GOODS SOLD                  $   227,427    $    20,414
GROSS PROFIT ON SALES               $    33,616    $    12,391
OPERATING EXPENSES                  $ 1,255,352    $   267,518
OPERATING LOSS BEFORE PROVISION
   FOR INCOME TAX                   $(1,221,736)   $  (255,127)
PROVISION FOR INCOME TAXES          $       455    $     1,336
NET LOSS                            $(1,222,191)   $  (256,463)

      Sales for the three months ended March 31, 2000 increased approximately 696% as compared to the same period in 1999. This increase resulted from an increase in the number of celebrity athletes who granted licenses to Famous Fixins in that period, and the launch of nine new cereal products after March 31, 1999.

      Cost of goods sold for the three months ended March 31, 2000 was $227,427, or approximately 87% of sales, as compared to $20,414, or approximately 62% of sales, for the comparable period in 1998. We offered nine more products in the three months ended March 31, 2000 than in the three months ended March 31, 1999, resulting in higher cost of goods sold, which we expect to increase further as more products are available for sale. Although cost of goods sold as a percentage of sales increased in the three months ended March 31, 2000 as compared to the three months ended March 31, 1999, we expect cost of goods sold to decrease as a percentage of total sales as our sales volume grows.

      Gross profit on sales for the three months ended March 31, 2000 was $227,427, an increase of 1,014% as compared to the three months ended March 31, 1999 of $20,414. The increase in gross profits is attributable to our cereal product line which was introduced beginning in April 1999.

      For the three months ended March 31, 2000, as compared to the three months ended March 31, 1999, operating expenses increased to $1,255,352 from $267,518, which represents a 369% increase in operation expenses, and which represents a decrease to 481% of sales from 815% of sales. The increase in our operating expenses in the three months ended March 31, 2000 is due mainly to an expansion of our operations, creation of new product lines, and licensing fees, including the related costs of stock warrants issued, in connection with new celebrity licenses obtained by us, and to a lesser extent, an increase in personnel from one full-time employee to three full-time employees. Operating expenses are expected to increase as more products are sold; however, operating expenses are expected to decrease as a percentage of total sales as our sales volume grows.

      Our gross profits on product sales of our celebrity endorsed products are substantially in excess of the portion of the licensing costs which are computed and payable at specified percentages of product sales. However, the ultimate profitability to Famous Fixins from each particular individual celebrity license is dependent on total sales volumes of the related license products inasmuch as we are required to bear fixed charges to income for the cost of stock warrants issued which do not require cash outlays by us. During the three months ended March 31, 2000, charges to income for stock warrants related to licensing costs were approximately $62,000.

      We operated at a loss in the three months ended March 31, 2000, losing $1,222,191, or $0.10 per share basic and diluted, as compared to a net loss of $256,463, or $0.03 per share basic and diluted, for the three months ended March 31, 1999. The revenues for the first three months of 1999 do not include sales of nine new products endorsed by celebrity athletes, whose products became available beginning in April 1999. We anticipate increases in revenues and gross profit in the remainder of fiscal year 2000. We expect to launch two to four more new products for two to four more new celebrities in the spring of 2000. We may not experience profitability in fiscal year 2000 because we expect our costs of goods sold and operating expenses to also increase significantly in the 2000 fiscal year. While the addition of new product lines may also create liquidity issues and demands on our limited resources, it is anticipated that the increased revenues generated this year by the new products will have a favorable impact on income and liquidity.

      Included in the net loss of $1,222,191 are several substantial non-cash charges to income aggregating approximately $785,000 relating to (a) the issuance of $1,000,000 principal amount of convertible debentures and (b) stock warrants and common stock shares issued for services rendered. In February, we issued $1,000,000 principal amount of 0% convertible debentures, which may be converted into common stock on a current basis, at a conversion price of $.40 per share, the market value at the date of issuance of the debentures being $.74. The beneficial conversion feature attributable to the debenture issuance is required to be recognized in income, currently. We have allocated $325,000 to the debenture's beneficial conversion feature and such amount is reflected as a component of current interest expense. We also issued common stock and warrants to purchase common stock to two consultants for services rendered to us during the period, in the aggregate amount of $327,000. The accounts also reflect charges, in the amount of $133,260 for the three month period ended March 31, 2000, representing the allocable service costs of outstanding stock warrants issued in connection with royalty and employment agreements. There is no assurance that additional warrants or other securities will not be issued, or that additional charges will not be incurred for similar future transactions. Our business is to license names of celebrities for consumer products, and to issue warrants for our common stock to such celebrities as part of the licensing fee arrangements. Accordingly, we anticipate the continuance of these types of charges against earnings when we make additional licensing transactions with celebrities and celebrity athletes or when we enter service agreements.

      Our food sales business is not seasonal in nature, although we may experience fluctuations in sales of athlete endorsed products in connection with the respective athlete's professional season. Inflation is not deemed to be a factor in our operations.


Financial Condition or Liquidity and Capital Resources.

      To date, we have funded our operations through a line of credit, bank borrowings, and borrowings from, and issuances of warrants and sales of securities to, stockholders, and from operating revenues. Our inability to obtain sufficient credit and capital financing has limited operations and growth from inception.

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

      In October 1999, we entered into agreements pursuant to which certain investors agreed to purchase an aggregate of $550,000 principal amount of 5% convertible debentures due October 19, 2002 and 139,152 warrants to purchase shares of Famous Fixins' common stock. At the initial closing date, we received gross proceeds of $450,000, and are to receive the remaining $100,000 when this registration statement becomes effective. The warrants are exercisable between October 30, 1999 and October 30, 2004 at a purchase price of $.494 per share, which was 125% of the market price on the closing date.
At our option, the convertible debentures may be exchanged into convertible preferred stock. On about February 23, 2000, debenture holders of $150,000 in principal amount converted the debentures into 1,000,000 shares of common stock. On about February 24, 2000, a debenture holder of $76,240 in principal amount with interest converted the debentures into 508,264 shares of common stock. On about March 30, 2000, a debenture holder of $127,691 in principal amount with interest converted the debentures into 302,299 shares of common stock.

      In March 2000, we entered into an agreement pursuant to which certain investors agreed to purchase an aggregate of $1,000,000 principal amount of convertible debentures due March 13, 2005 and warrants to purchase 2,500,000 shares of our common stock. We received gross proceeds of $1,000,000 from the transaction. The holders of the convertible debentures are entitled to convert the debentures into shares of common stock at a conversion price of $.40 per share. The warrants are exercisable before March 13, 2005 at a purchase price of $.75 per share. We believe that such sources of funds will be sufficient to fund our operations for the next twelve months.

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

Year 2000 Compliance

      As the year 2000 approaches, Famous Fixins recognizes the need to ensure its operations will not be adversely impacted by Year 2000 software failures. Famous Fixins primarily uses licensed software products in its operations with a significant portion of processes and transactions centralized in one particular software package. During 1999, management upgraded its software so that Famous Fixins' accounting system is Year 2000 compliant. The cost of the upgrade was not material. Also during 1999, attention will be focused on compliance attainment efforts of vendors and others, including key system interfaces with customers and suppliers.
Although it is not possible to quantify the effects Year 2000 compliance issues will have on customers and suppliers, Famous Fixins does not anticipate related material adverse effects on its financial condition or results of operations.

                             PART II - OTHER INFORMATION

ITEM 2.     CHANGES IN SECURITIES

      On February 8, 2000, pursuant to a consulting agreement with Matthew Markin, we agreed to issue to him up to 250,000 shares of common stock and options to purchase up to 250,000 shares of common stock in exchange for business consulting services in a transaction deemed to be exempt under
Section 4(2) of the Securities Act of 1933. Options to purchase the first 125,000 shares of common stock are exercisable at $.1875 per share. Options to purchase the other 125,000 shares of common stock are exercisable at $.25 per share. We filed a registration statement on Form S-8 for the resale of the securities. Markin represented to us that he had the experience and knowledge in business and financial matters to evaluate the risks and merits of the transaction.

      On February 8, 2000, pursuant to a consulting agreement with Edward DeFudis, we agreed to issue to him up to 250,000 shares of common stock and options to purchase up to 250,000 shares of common stock in exchange for business consulting services in a transaction deemed to be exempt under
Section 4(2) of the Securities Act of 1933. Options to purchase the first 125,000 shares of common stock are exercisable at $.1875 per share. Options to purchase the other 125,000 shares of common stock are exercisable at $.25 per share. We filed a registration statement on Form S-8 for the resale of the securities. DeFudis represented to us that he had the experience and knowledge in business and financial matters to evaluate the risks and merits of the transaction.

      We entered into agreements, dated as of March 7, 2000, for the sale of convertible debentures with a principal amount of $1,000,000 and warrants to purchase 2,500,000 shares of common stock to three accredited investors in transactions deemed to be exempt under Section 4(2) of the Securities Act of 1933. We received gross proceeds of $1,000,000 from the sales. The convertible debentures are due March 13, 2005. The holders of the convertible debentures are entitled to convert the debentures into shares of common stock at a conversion price of $.40 per share. However, the maximum number of shares of common stock that may be received upon the conversion of the debentures by any one holder is 9.9% of our then-outstanding common stock after the conversion, including any other shares of common stock held by the holder. The warrants are exercisable before March 13, 2005 at a purchase price of $.75 per share. Under the agreements, we were obligated to prepare and file a registration statement under the Securities Act of 1933 for shares of common stock issuable upon the conversion of the convertible debentures and the warrants within 15 days of our filing of our Form 10K-SB for the year ended December 31, 1999. If the registration statement is not timely filed with the SEC by the required filing date, the registration statement is not declared effective by the SEC within 90 days of the required filing date or five days of clearance by the SEC to request effectiveness, but in no event later than July 15, 2000, the registration statement is not maintained as effective by us for the requisite period, or the additional registration statement is not filed within thirty days or declared effective within ninety days, then we are to pay each holder of the convertible debentures and warrants, as liquidated damages, one percent of the aggregate market value of shares of common stock purchaseable or purchased from Famous Fixins and held by the holder for the first month of such default, and two percent for each month of default thereafter until such registration statement has been filed, and in the event of late effectiveness or lapsed effectiveness, one percent of the aggregate market value of shares of common stock purchaseable or purchased from Famous Fixins and held by the holder for the first month of such default and two percent for each month of default thereafter until such registration statement has been declared effective. The liquidated damages are not to exceed $50,000 per month. As of May 8, 2000, we have not yet filed such registration statement. We have agreed with the holders that each will hold harmless the other against any losses, claims, damages or liabilities, joint or several, including all reasonable costs of defense and investigation and all reasonable attorneys' fees and expenses, to which they may become subject based upon any untrue statement or alleged untrue statement of any material fact contained in any registration statement, prospectus, or based upon the omission or alleged omission to state therein a material fact, unless the misleading or omitted information was provided by the other in connection with the preparation of the registration statement or prospectus.

      On March 31, 2000, we issued to Sokolow & Associates, Inc. warrants to purchase 20,000 shares of our common stock, exercisable for three years at $.001 per share in exchange for business consulting services in a transaction deemed to be exempt under Section 4(2) of the Securities Act of 1933.

      On April 3, 2000, pursuant to an employment agreement with Jody King-Cheifetz, we agreed to issue to her options to purchase up to 304,000 shares of common stock in a transaction deemed to be exempted under Section 4(2) of the Securities Act of 1933. Options to purchase 4,000 shares of common stock at $0.15 per share vested as of April 5, 2000. Options to purchase 60,000 shares of common stock shall vest on October 1, 2000, and the remaining options shall vest in equal increments over the subsequent four years on October 1. The exercise price of first 60,000 options shall be $.15 per share. The exercise price of the remaining 240,000 options shall be equal to a 50% discount from the closing bid price of the common stock on the last trading date immediately preceding each vesting. In the event that King-Cheifetz no longer serves as an employee of Famous Fixins on a continuous basis through each vesting period, the unvested options shall terminate immediately upon the termination of her employment. All options to purchase up to 304,000 shares of common stock described above expire on April 3, 2005, or as otherwise provided in the stock option agreement or employment agreement. We filed a registration statement on Form S-8 for the resale of 4,000 shares of common stock. King-Cheifetz represented to us that she had the business, financial and investment knowledge, experience and sophistication to make a fully informed investment decision in entering the transaction.

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

                                    FAMOUS FIXINS, INC.


Date:  May 11, 2000                 /s/ Jason Bauer
                                    -------------------------------------
                                    Jason Bauer
                                    President and Chief Executive Officer

Date:  May 11, 2000                 /s/ Michael Simon
                                    -------------------------------------
                                    Michael Simon
                                    Vice President