Form 10QSB/A
period 2000-03-31
FAMOUS FIXINS INC
filed 2000-07-20
CIK 1052706

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

                             FAMOUS FIXINS, INC.
 AMENDMENT NO. 1 TO FORM 10-QSB FOR THE QUARTER ENDED MARCH 31, 2000


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

      Cost of goods sold for the three months ended March 31, 2000 was $227,427, or approximately 87% of sales, as compared to $20,414, or approximately 62% of sales, for the comparable period in 1999. We offered nine more products in the three months ended March 31, 2000 than in the three months ended March 31, 1999, resulting in higher cost of goods sold, which we expect to increase further as more products are available for sale. Although cost of goods sold as a percentage of sales increased in the three months ended March 31, 2000 as compared to the three months ended March 31, 1999, we expect cost of goods sold to decrease as a percentage of total sales as our sales volume grows.

      Gross profit on sales for the three months ended March 31, 2000 was $33,616, an increase of 171% as compared to the three months ended March 31, 1999 of $12,391. The increase in gross profits is attributable to our cereal product line which was introduced beginning in April 1999.


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

Year 2000 Compliance

      Famous Fixins has recognized the need to ensure its operations will not be adversely impacted by Year 2000 software failures. Famous Fixins primarily uses licensed software products in its operations with a significant portion of processes and transactions centralized in one particular software package. During 1999, management upgraded its software so that Famous Fixins' accounting system is Year 2000compliant. The cost of the upgrade was not material. During 1999, attention was focused on compliance attainment efforts of vendors and others, including key system interfaces with customers and suppliers. Although it is not possible to quantify the effects Year 2000 compliance issues will have on customers and suppliers, Famous Fixins does not anticipate related material adverse effects on its financial condition or results of operations.

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

                                    FAMOUS FIXINS, INC.


Date:  July 14, 2000                /s/ Jason Bauer
                                    -------------------------------------
                                    Jason Bauer
                                    President and Chief Executive Officer

Date:  July 14, 2000                 /s/ Michael Simon
                                    -------------------------------------
                                    Michael Simon
                                    Vice President