Form 10QSB
period 2000-06-30
FAMOUS FIXINS INC
filed 2000-08-11
CIK 1052706

FORM 10-QSB
                      U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2000

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 9, 2000, the issuer had 13,332,315 shares of common stock, par value $.001 per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ]  No [X]

                               FAMOUS FIXINS, INC.

                                   FORM 10-QSB

                       FOR THE QUARTER ENDED JUNE 30, 2000


                              TABLE OF CONTENTS

                                                                      Page No.

PART 1.   FINANCIAL INFORMATION                                           3

ITEM 1.   FINANCIAL STATEMENTS FOR THE QUARTER ENDED JUNE 30, 2000        3

          BALANCE SHEETS AS OF JUNE 30, 2000 AND DECEMBER 31, 1999        4

          INTERIM STATEMENTS OF OPERATIONS FOR THE THREE MONTHS AND       6
          SIX MONTHS ENDED JUNE 30, 2000 AND 1999

          INTERIM STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED       7
          JUNE 30, 2000 AND 1999

          INTERIM STATEMENT OF STOCKHOLDERS' EQUITY FOR THE SIX           9
          MONTHS ENDED JUNE 30, 2000

          NOTES TO INTERIM FINANCIAL STATEMENTS FOR THE SIX MONTHS       10
          ENDED JUNE 30, 2000

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL              13
          CONDITION AND RESULTS OF OPERATIONS


PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS                                              18

ITEM 2.   CHANGES IN SECURITIES                                          18

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                               18

                           PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS FOR THE QUARTER ENDED JUNE 30, 2000

          BALANCE SHEETS AS OF JUNE 30, 2000 AND DECEMBER 31, 1999

          INTERIM STATEMENTS OF OPERATIONS FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999

          INTERIM STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999

          INTERIM STATEMENT OF STOCKHOLDERS' EQUITY FOR THE SIX MONTHS ENDED JUNE 30, 2000

          NOTES TO INTERIM FINANCIAL STATEMENTS FOR THE SIX MONTHS ENDED JUNE 30, 2000

                                   FORM 10-QSB
                              FINANCIAL STATEMENTS

                               FAMOUS FIXINS, INC.

                                 BALANCE SHEETS
                                   (UNAUDITED)

                                                                                       JUNE 30,             DECEMBER 31,
                                                                                         2000                  1999
                                                                                     -----------            -----------

                                          A S S E T S
                                          -----------

CURRENT ASSETS
--------------

   Cash and cash equivalents                                                         $   260,461            $   475,325
   Investments in marketable equity trading securities                                   103,666                101,961
   Accounts receivable, net                                                              553,330                176,475
   Merchandise inventory                                                                 417,714                 69,542
   Unused barter credits - current portion                                               151,236                      -
   Prepaid expenses                                                                       72,449                 59,081
   Stock subscriptions receivable (all collected by April, 2000)                               -                 47,500
                                                                                     -----------            -----------

     TOTAL CURRENT ASSETS                                                              1,558,856                929,884
                                                                                     -----------            -----------

PLANT AND EQUIPMENT
-------------------

   Furniture and fixtures                                                                 15,804                 15,804
   Machinery and equipment                                                                34,077                 25,576
                                                                                     -----------            -----------
                                                                                          49,881                 41,380
     Less: Accumulated depreciation                                                       12,433                  8,089
                                                                                     -----------            -----------

     NET PLANT AND EQUIPMENT                                                              37,448                 33,291
                                                                                     -----------            -----------

OTHER ASSETS
------------

   Deferred debenture issuance costs, net                                                101,148                 42,500
   Unused barter credits - noncurrent portion                                            151,236                      -
   Security deposits                                                                       6,460                  6,482
                                                                                     -----------            -----------

     TOTAL OTHER ASSETS                                                                  258,844                 48,982
                                                                                     -----------            -----------

                                                                                     $ 1,855,148            $ 1,012,157
                                                                                     ===========            ===========

See accompanying notes to financial statements.

                          FAMOUS FIXINS, INC.
                        BALANCE SHEETS (CONTINUED)
                             (UNAUDITED)

                                                                                       JUNE 30,             DECEMBER 31,
                                                                                         2000                  1999
                                                                                     -----------            -----------

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                ----------------------------------------------

CURRENT LIABILITIES
-------------------

   Accounts payable and accrued expenses                                             $   570,562          $     508,341
   Due to customers                                                                      128,205                190,038
   Taxes payable - other than on income                                                   15,814                  9,544
   Income taxes payable                                                                      625                    625
                                                                                     -----------            -----------

     TOTAL CURRENT LIABILITIES                                                           715,206                708,548
                                                                                     -----------            -----------

LONG-TERM LIABILITIES
---------------------

   5% convertible debentures (principal amount: 2000 - $105,000;
      1999 - $450,000, due October, 2002)                                                 96,009                389,586
   0% convertible debentures (principal amount - $1,000,000,
      due March, 2005)                                                                   370,000                      -
   Deferred rent                                                                          11,057                      -
                                                                                     -----------            -----------

     TOTAL LONG-TERM LIABILITIES                                                         477,066                389,586
                                                                                     -----------            -----------

STOCKHOLDERS' EQUITY (DEFICIT)
--------------------

   Common stock, $.001 par value per share:
      Authorized                                         25,000,000 shares
      Issued and outstanding
                     13,167,326 shares in 2000; 10,462,624 shares in 1999                 13,167                 10,462
   Additional paid-in capital                                                          3,502,110              1,557,337
   Accumulated deficit                                                                (2,802,401)            (1,603,776)
                                                                                     -----------            -----------
                                                                                         712,876                (35,977)
      Less: Unused advertising barter credits issued in exchange
                   for common stock                                                      (50,000)               (50,000)
                                                                                     -----------            -----------

     TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                                662,876                (85,977)
                                                                                     -----------            -----------

                                                                                     $ 1,855,148            $ 1,012,157
                                                                                     ===========            ===========

See accompanying notes to financial statements.

                               FAMOUS FIXINS, INC.

                        INTERIM STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                   THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                         JUNE 30,                         JUNE 30,
                                                               ---------------------------     -----------------------------
                                                                  2000             1999            2000              1999
                                                               ----------       ----------     -----------        ----------
NET SALES                                                      $1,125,887       $1,164,381     $ 1,386,930        $1,197,186
                                                               ----------       ----------     -----------        ----------

COST OF GOODS SOLD
------------------
   Merchandise inventory at beginning of period                    89,398           75,896          69,542            27,420
   Purchases                                                      836,918          605,227       1,020,636           663,808
   Other direct costs                                              62,039           58,825         125,604            69,134
                                                               ----------       ----------     -----------        ----------
                                                                  988,355          739,948       1,215,782           760,362
      Less: Merchandise inventory at end of period                417,714           71,545         417,714            71,545
                                                               ----------       ----------     -----------        ----------

TOTAL COST OF GOODS SOLD                                          570,641          668,403         798,068           688,817
                                                               ----------       ----------     -----------        ----------

GROSS PROFIT                                                      555,246          495,978         588,862           508,369
                                                               ----------       ----------     -----------        ----------

OPERATING EXPENSES
------------------
   Selling expenses                                               171,444          253,527         824,962           429,198
   General and administrative expenses                            300,284          134,134         558,995           223,103
   Interest expense, net                                           59,952              522         403,075             3,402
                                                               ----------       ----------     -----------        ----------

TOTAL OPERATING EXPENSES                                          531,680          388,183       1,787,032           655,703
                                                               ----------       ----------     -----------        ----------

OPERATING INCOME (LOSS) BEFORE
   PROVISION FOR INCOME TAXES                                      23,566          107,795      (1,198,170)         (147,334)

PROVISION FOR INCOME TAXES                                              -                -             455             1,334
                                                               ----------       ----------     -----------        ----------

NET INCOME (LOSS)                                              $   23,566       $  107,795     $(1,198,625)       $ (148,668)
                                                               ==========       ==========     ===========        ==========

Net income (loss) per common share, basic                          $0.002           $0.010         $(0.097)          $(0.016)
Net income (loss) per common share,
   assuming full dilution                                          $0.002           $0.009         $(0.097)          $(0.016)
Weighted average number of common
   shares outstanding,
      basic                                                    13,056,313       10,462,624      12,395,940         9,261,796
      assuming full dilution                                   14,346,964       11,484,837      12,395,940         9,261,796

See accompanying notes to financial statements.

                               FAMOUS FIXINS, INC.

                        INTERIM STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                  SIX MONTHS ENDED
                                                                                                      JUNE 30,
                                                                                          -----------------------------
                                                                                              2000               1999
                                                                                          -----------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                               $(1,198,625)        $(148,668)
   Adjustments to reconcile net loss to net cash used in
      operating activities:
         Noncash items:
            Depreciation                                                                        4,344             1,559
            Amortization                                                                       62,567                 -
            Deferred rent expense                                                              11,057                 -
            Interest expense paid by issuance of common stock                                   6,817                 -
            Component of interest expense attributable to beneficial
               conversion feature of debentures issued                                        325,000                 -
            Value of common stock issued for services received by
               the Company                                                                    212,924           121,827
            Value of warrants issued for services received by the Company                     367,945           132,217
            Unrealized gain on investments in marketable equity
               trading securities                                                              (1,705)                -
            Unused barter credits                                                            (302,472)                -
         (Increase) decrease in assets:
            Accounts receivable                                                              (376,855)         (638,120)
            Merchandise inventory                                                            (348,172)          (44,125)
            Prepaid expenses                                                                  (13,368)          (10,125)
            Decrease in security deposits                                                          22                 -
         Increase (decrease) in liabilities:
            Accounts payable and accrued expenses                                              62,221           535,093
            Due to customers                                                                  (61,833)                -
            Taxes payable - other than on income                                                6,270               867
                                                                                          -----------         ---------
NET CASH USED IN OPERATING ACTIVITIES                                                      (1,243,863)          (49,475)
                                                                                          -----------         ---------

CASH FLOWS USED IN INVESTING ACTIVITIES:
   Payments for plant and equipment additions                                                  (8,501)                -
                                                                                          -----------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of convertible debentures, net                                      990,000                 -
   Proceeds from issuance of common stock, net                                                      -           281,483
   Proceeds of long-term debt from bank                                                             -            35,000
   Repayments of long-term debt to bank                                                             -           (10,668)
   Proceeds of stock subscriptions receivable                                                  47,500                 -
   Repayments of notes payable to related party                                                                 (30,000)
                                                                                          -----------         ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                   1,037,500           275,815
                                                                                          -----------         ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                         (214,864)          226,340

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                                475,325            19,500
                                                                                          -----------         ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                $   260,461         $ 245,840
                                                                                          ===========         =========
                                                        (CONTINUED)

See accompanying notes to financial statements.

                               FAMOUS FIXINS, INC.

                                   (UNAUDITED)

                                                                                                  SIX MONTHS ENDED
                                                                                                      JUNE 30,
                                                                                          -----------------------------
                                                                                              2000               1999
                                                                                          -----------         ---------
Supplemental information about cash payments is as follows:
   Cash payments for interest                                                             $         -         $   9,509
   Cash payments for income taxes                                                         $       455         $     625

Supplemental disclosure of noncash financing activities:
   Issuance of warrants in connection with convertible debentures
      issued by the Company                                                               $   675,000         $       -
   Conversion of debentures to common stock                                               $   366,609         $       -
   Common stock subscriptions received for common shares issued                           $         -         $  60,000

See accompanying notes to financial statements.

                               FAMOUS FIXINS, INC.

                    INTERIM STATEMENT OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                         SIX MONTHS ENDED JUNE 30, 2000

                                                                COMMON STOCK       ADDITIONAL                      UNUSED
                                                            --------------------     PAID-IN    ACCUMULATED    ADVERTISING
                                                 TOTAL        SHARES     AMOUNT      CAPITAL      DEFICIT     BARTER CREDITS
                                              -----------   ----------   -------   ----------   -----------   ---------------
BALANCE (DEFICIT) - JANUARY 1, 2000           $   (85,977)  10,462,624   $10,462   $1,557,337   $(1,603,776)  $       (50,000)

Issuance of common shares on
conversion of convertible
debentures, net                                   366,609    2,204,702     2,205      364,404             -                 -

Issuance of common shares for
services received                                 212,924      500,000       500      212,424             -                 -

Issuance of warrants for
services received                                 367,945            -         -      367,945             -                 -

Issuance of warrants and beneficial
conversion feature in connection with
convertible debentures issued                   1,000,000            -         -    1,000,000             -                 -

Net loss - Six months ended June 30, 2000      (1,198,625)           -         -            -    (1,198,625)                -
                                              -----------   ----------   -------   ----------   -----------   ---------------

BALANCE (DEFICIT) - JUNE 30, 2000             $   682,876   13,167,326   $13,167   $3,502,110   $(2,802,401)  $       (50,000)
                                              ===========   ==========   =======   ==========   ===========   ===============

See accompanying notes to financial statements.

                               FAMOUS FIXINS, INC.

                      NOTES TO INTERIM FINANCIAL STATEMENTS

                         SIX MONTHS ENDED JUNE 30, 2000



NOTE 1.   STATEMENT OF INFORMATION FURNISHED
          ----------------------------------

               The accompanying unaudited interim financial statements have been prepared in accordance with Form 10-QSB instructions and in the opinion of management contains all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Famous Fixins, Inc. as of June 30, 2000, and the results of operations for the three months and six months ended June 30, 2000 and 1999, and the statements of cash flows for the six months ended June 30, 2000 and 1999, and the statement of stockholders' equity for the six months ended June 30, 2000. These results have been determined on the basis of generally accepted accounting principles and practices and applied consistently with those used in the preparation of the Company's 1999 financial statements.

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

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          ------------------------------------------

               BUSINESS ACTIVITIES OF THE COMPANY
               ----------------------------------

               The Company is a promoter and marketer of celebrity and athlete licensed consumer products for sale in supermarkets, other retailers and over the Internet. The Company develops, markets and sells licensed consumer products based on the diverse professional, cultural and ethnic backgrounds of various celebrities. The Company enters into licensing agreements with high profile athletes and other celebrities and creates consumer products which include various product lines consisting of breakfast cereals, salad dressings, candy products and adhesive bandages endorsed by the licensors. The Company utilizes a network of consumer brokers to distribute its products throughout the United States. Third party manufacturers produce the Company's various consumer products.

               In February 2000, the Company received the remaining balance of $100,000 of an aggregate of $550,000 pursuant to 5% Convertible Debenture and Warrants Purchase Agreements. Subsequently, the Company issued 2,204,702 shares of its common stock upon conversion of $445,000 principal amount of such debentures (including unpaid interest of $6,817), resulting in $105,000 principal amount outstanding at June 30, 2000.

                               FAMOUS FIXINS, INC.

                      NOTES TO INTERIM FINANCIAL STATEMENTS

                         SIX MONTHS ENDED JUNE 30, 2000



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

               In March, 2000, the Company entered into an agreement to sell certain merchandise products in exchange for a trade credit to purchase future television, radio, other advertising mediums and various services such as warehousing, hotel rooms, airline tickets and office equipment on a barter basis over a maximum period of four years. In April 2000, pursuant to the agreement, the Company delivered such merchandise with an estimated fair value of $302,472 to the barter company. The balance sheet as at June 30, 2000 reflects $151,236 of the fair value of the barter credit as a current asset (which is intended to be used within one year of the balance sheet date) and the remaining balance is reported under the category "other assets".

               The Company accounts for warrants issued to purchase common stock in connection with services rendered to the Company using the fair value method prescribed in SFAS No. 123 "Accounting for Stock-Based Compensation". Stock-based compensation cost charged to operations for the six months ended June 30, 2000 was $367,945, including the $114,076 of services described above.

                               FAMOUS FIXINS, INC.

                      NOTES TO INTERIM FINANCIAL STATEMENTS

                         SIX MONTHS ENDED JUNE 30, 2000



NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
          ------------------------------------------

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

               No effect has been given to the conversion of warrants and debentures to common stock for the six months ended June 30, 2000 and 1999 inasmuch as such conversion would be anti-dilutive.

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

      The following table sets forth, for the period indicated, the relationship between total sales and certain expenses and earnings items:

                                                                   THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                         JUNE 30,                         JUNE 30,
                                                               ---------------------------     -----------------------------
                                                                  2000             1999            2000              1999
                                                               ----------       ----------     -----------        ----------
NET SALES                                                      $1,125,887       $1,164,381     $ 1,386,930        $1,197,186
COST OF GOODS SOLD                                                570,641          668,403         798,068           688,817
GROSS PROFIT ON SALES                                             555,246          495,978         588,862           508,369
OPERATING EXPENSES                                                531,680          388,183       1,787,032           655,703
OPERATING INCOME (LOSS) BEFORE
   PROVISION FOR INCOME TAXES                                      23,566          107,795      (1,198,170)         (147,334)
PROVISION FOR INCOME TAXES                                              -                -             455             1,334
NET INCOME (LOSS)                                              $   23,566       $  107,795     $(1,198,625)       $ (148,668)


      Sales for the six months ended June 30, 2000 increased approximately 16% and for the three months ended June 30, 2000 decreased 3% as compared to the same period in 1999. The increase in sales during the six month period resulted from an increase in the number of celebrities who granted licenses to Famous Fixins in that period, and the launch of several new products after March 31, 1999. The decrease in sales during the three month period resulted from the expiration of several licenses for cereal products.

      Cost of goods sold for the three months ended June 30, 2000 was approximately 51% of sales, as compared to approximately 57% of sales for the comparable period in 1999. Cost of goods sold for the six months ended June 30, 2000 was approximately 58% of sales, as compared to approximately 58% of sales for the comparable period in 1999. We offered one more product in the three months ended June 30, 2000 and five more products in the six months ended June 30, 2000, than in the three and six months ended June 30, 1999.
We experienced a decrease in costs of goods sold as a percentage of sales for the three months ended June 30, 2000 in connection with the expiration of certain licenses and the discontinuation of certain cereal product lines. Although we expect our cost of goods sold to increase as we make more diverse products available for sale, we expect cost of goods sold to decrease as a percentage of total sales as our sales volume grows.

      Gross profit on sales for the three months ended June 30, 2000 was $555,246, an increase of 12% as compared to the three months ended June 30, 1999 of $495,978. Gross profit on sales for the six months ended June 30, 2000 was $588,862, an increase of 16% as compared to the six months ended June 30, 1999 of $508,369. The increase in gross profits is attributable to our cereal product line which was introduced beginning in April 1999.

      For the three months ended June 30, 2000, as compared to the three months ended June 30, 1999, operating expenses increased to $531,680 from $388,183, which represents a 37% increase in operation expenses, and which represents an increase to 47% of sales from 33% of sales. For the six months ended June 30, 2000, as compared to the comparable period in 1999, operating expenses increased to $1,787,032 from $655,703, which represents a 173% increase in operation expenses, and which represents an increase to 129% of sales from 55% of sales. The increase in our operating expenses in the three months and six months ended June 30, 2000 is due mainly to an expansion of our operations, creation of new product lines, and licensing fees, including the related costs of stock warrants issued, in connection with new celebrity licenses obtained by us, and to a lesser extent, an increase in personnel from one full-time employee to three full-time employees.
Operating expenses are expected to increase as more products are sold; however, operating expenses are expected to decrease as a percentage of total sales as our sales volume grows.

      We generated income in the three months ended June 30, 2000, earning $23,566, or $.002 per share basic and diluted, as compared to income of $107,795, or $.010 per share basic and $.009 per share diluted, for the
three months ended June 30, 1999.   For the six months ended June 30, 2000,
we operated at a loss of $1,198,625, or $0.097 per share basic and diluted, as compared to a net loss of $148,688, or $0.016 per share basic and diluted, for the six months ended June 30, 1999, largely due to the related costs of stock and warrants issued and the issuance of convertible debentures. We anticipate increases in revenues in the remainder of fiscal year 2000, depending on the launch and success of two to three more new products in late 2000. We may not experience profitability in fiscal year 2000 because we expect our costs of goods sold and operating expenses to also increase significantly in the 2000 fiscal year. While the addition of new product lines may also create liquidity issues and demands on our limited resources, it is anticipated that the increased revenues generated this year by the new products will have a favorable impact on income and liquidity.

      Included in the net loss of $1,198,625 are several substantial non-cash charges to income aggregating approximately $906,000 relating to (a) the issuance of $1,000,000 principal amount of convertible debentures and (b) stock warrants and common stock shares issued for services rendered. In February, we issued $1,000,000 principal amount of 0% convertible debentures, which may be converted into common stock on a current basis, at a conversion price of $.40 per share, the market value at the date of issuance of the debentures being $.74. The beneficial conversion feature attributable to the debenture issuance is required to be recognized in income, currently. We have allocated $325,000 to the debenture's beneficial conversion feature and such amount is reflected as a component of current interest expense. We also issued common stock and warrants to purchase common stock to two consultants for services rendered to us during the period, in the aggregate amount of $327,000. The accounts also reflect charges, in the amount of approximately $254,000 for the six month period ended June 30, 2000, representing the allocable service costs of outstanding stock warrants issued in connection with royalty, employment and other consulting agreements. There is no assurance that additional warrants or other securities will not be issued, or that additional charges will not be incurred for similar future transactions. Our business is to license names of celebrities for consumer products, and to issue warrants for our common stock to such celebrities as part of the licensing fee arrangements. Accordingly, we anticipate the continuance of these types of charges against earnings when we make additional licensing transactions with celebrities and celebrity athletes or when we enter service agreements.

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

      In October 1999, we entered into agreements pursuant to which certain investors agreed to purchase an aggregate of $550,000 principal amount of 5% convertible debentures due October 19, 2002 and 139,152 warrants to purchase shares of Famous Fixins' common stock. At the initial closing date, we received gross proceeds of $450,000, and are to receive the remaining $100,000 when this registration statement becomes effective. The warrants are exercisable between October 30, 1999 and October 30, 2004 at a purchase price of $.494 per share, which was 125% of the market price on the closing date.
At our option, the convertible debentures may be exchanged into convertible preferred stock. Debenture holders have converted debentures into shares of common stock as summarized below:

            - on February 23, 2000, $150,000 in principal into 1,000,000 shares;
            - on February 24, 2000, $76,240 in principal and interest into
              508,264 shares;
            - on March 30, 2000, $127,691 in principal and interest into
              302,299 shares;
            - on May 25, 2000, $72,042 in principal and interest into
              227,620 shares;
            - on June 29, 2000, $25,844 in principal and interest into
              166,519 shares;
            - on July 19, 2000, principal amount of $1,025 and accrued interest of $37 into 8,676 shares; and
            - on August 8, 2000, principal amount of $20,000 and accrued interest of $758.33 into 156,313 shares.

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

                             PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

      We are not a party to, and none of our property is subject to, any pending or threatened legal or governmental proceedings that will have a materially adverse affect upon our financial condition or operation. We are in a proceeding in which a consultant has instituted a suit seeking damages of $19,700 in fees allegedly owed, plus interest, costs and attorneys' fees, which we deny owing the consultant. We believe that resolution of this litigation will not have a material adverse affect on our financial position. We intend to vigorously defend the action, but we can give no assurance that we will prevail in this litigation.

ITEM 2.     CHANGES IN SECURITIES

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

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits.

       The following exhibits are filed with this report:

Exhibit Number    Description of Exhibit
---------------   ----------------------

10                Famous Fixins Corporation Media Trade Program Agreement
11                Statement Concerning Computation of Per Share
                  Earnings is hereby incorporated by reference to
                  "Financial Statements" of Part I, contained
                  in this Form 10QSB.
27                Financial Data Schedule

                                   SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    FAMOUS FIXINS, INC.


Date:  August 11, 2000              /s/ Jason Bauer
                                    -------------------------------------
                                    Jason Bauer
                                    President and Chief Executive Officer

Date:  August 11, 2000              /s/ Michael Simon
                                    -------------------------------------
                                    Michael Simon
                                    Vice President