Form 10QSB
period 2000-09-30
FAMOUS FIXINS INC
filed 2000-11-14
CIK 1052706

FORM 10-QSB
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2000

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

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of October 19, 2000, the issuer had 13,866,264 shares of common stock, par value $.001 per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ]  No [X]

                               FAMOUS FIXINS, INC.

                                   FORM 10-QSB

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000

                                TABLE OF CONTENTS

                                                                        Page No.

PART 1.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS FOR THE QUARTER ENDED SEPTEMBER 30, 2000      3

          BALANCE SHEETS AS OF SEPTEMBER 30, 2000 AND DECEMBER 31, 1999     3

          INTERIM STATEMENTS OF OPERATIONS FOR THE THREE MONTHS AND         5
          NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

          INTERIM STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS              6
          ENDED SEPTEMBER 30, 2000 AND 1999

          INTERIM STATEMENT OF STOCKHOLDERS' EQUITY FOR THE NINE            8
          MONTHS ENDED SEPTEMBER 30, 2000

          NOTES TO INTERIM FINANCIAL STATEMENTS FOR THE NINE MONTHS         9
          ENDED SEPTEMBER 30, 2000

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION       14
         AND RESULTS OF OPERATIONS


PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                 20

ITEM 2.  CHANGES IN SECURITIES                                             20

ITEM 5.  OTHER INFORMATION                                                 31

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                  31

PART I.       FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS FOR THE QUARTER ENDED SEPTEMBER 30, 2000

                                   FORM 10-QSB
                              FINANCIAL STATEMENTS

                               FAMOUS FIXINS, INC.

                                 BALANCE SHEETS
                                   (UNAUDITED)

                                                                                SEPTEMBER 30,   DECEMBER 31,
                                                                                    2000           1999
                                                                                ----------      ----------
                                          A S S E T S
                                          -----------

CURRENT ASSETS
--------------

   Cash and cash equivalents                                                    $   87,641      $  475,325
   Investments in marketable equity trading securities, net                         47,459         101,961
   Accounts receivable, net                                                        197,217         176,475
   Merchandise inventory                                                           487,382          69,542
   Unused barter credits - current portion                                         136,112               -
   Prepaid expenses                                                                 78,935          59,081
   Stock subscriptions receivable (all collected by April, 2000)                         -          47,500
                                                                                ----------      ----------

     TOTAL CURRENT ASSETS                                                       $1,034,746         929,884
                                                                                ----------      ----------

PLANT AND EQUIPMENT
-------------------

   Furniture and fixtures                                                           15,804          15,804
   Machinery and equipment                                                          34,077          25,576
                                                                                ----------      ----------
                                                                                    49,881          41,380
     Less: Accumulated depreciation                                                 14,605           8,089
                                                                                ----------      ----------

     NET PLANT AND EQUIPMENT                                                        35,276          33,291
                                                                                ----------      ----------

OTHER ASSETS
------------

   Deferred debenture issuance costs, net                                           89,755          42,500
   Unused barter credits - noncurrent portion                                      136,112
   Security deposits                                                                 6,460           6,482
                                                                                ----------      ----------

     TOTAL OTHER ASSETS                                                            232,327          48,982
                                                                                ----------      ----------

                                                                                $1,302,349      $1,012,157
                                                                                ==========      ==========

See accompanying notes to financial statements.

                               FAMOUS FIXINS, INC.
                           BALANCE SHEETS (CONTINUED)
                                   (UNAUDITED)

                                                                                SEPTEMBER 30,   DECEMBER 31,
                                                                                    2000           1999
                                                                                -----------     -----------

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                ----------------------------------------------

CURRENT LIABILITIES
-------------------

   Accounts payable and accrued expenses                                        $   289,370     $   508,341
   Due to customers                                                                  63,482         190,038
   Taxes payable - other than on income                                               8,707           9,544
   Income taxes payable                                                                 625             625
                                                                                -----------     -----------

     TOTAL CURRENT LIABILITIES                                                      362,184         708,548
                                                                                -----------     -----------

LONG-TERM LIABILITIES
---------------------

   5% convertible debentures, due October, 2002 (principal
      amount: 2000 - $38,975; 1999 - $450,000)                                       37,223         389,586
   0% convertible debentures, due March, 2005 (principal
      amount - $1,000,000)                                                          403,750               -
   Deferred rent                                                                      8,199               -
                                                                                -----------     -----------

     TOTAL LONG-TERM LIABILITIES                                                    449,172         389,586
                                                                                -----------     -----------

STOCKHOLDERS' EQUITY (DEFICIT)
------------------------------

   Common stock, $.001 par value per share:
      Authorized                            25,000,000 shares
      Issued and outstanding
         13,866,264 shares in 2000; 10,462,624 shares in 1999                        13,865          10,462
   Additional paid-in capital                                                     3,629,910       1,557,337
   Accumulated deficit                                                           (3,102,782)     (1,603,776)
                                                                                -----------     -----------
                                                                                    540,993         (35,977)
      Less: Unused advertising barter credits issued in exchange
                   for common stock                                                 (50,000)        (50,000)
                                                                                -----------     -----------

     TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                           490,993         (85,977)
                                                                                -----------     -----------

                                                                                $ 1,302,349     $ 1,012,157
                                                                                ===========     ===========

See accompanying notes to financial statements.

                               FAMOUS FIXINS, INC.

                        INTERIM STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                          THREE MONTHS ENDED             NINE MONTHS ENDED
                                                             SEPTEMBER 30,                  SEPTEMBER 30,
                                                     ----------------------------   ----------------------------
                                                         2000            1999           2000            1999
                                                     ------------    ------------   ------------    ------------
NET SALES                                            $    337,687    $    981,673   $  1,724,617    $  2,178,859
                                                     ------------    ------------   ------------    ------------

COST OF GOODS SOLD
------------------
   Merchandise inventory at beginning of period           417,714          71,545         69,542          27,420
   Purchases                                              248,326         530,874      1,268,962       1,194,682
   Other direct costs                                      43,770          26,107        169,374          95,241
                                                     ------------    ------------   ------------    ------------
                                                          709,810         628,526      1,507,878       1,317,343
      Less: Merchandise inventory at end of period        487,382          79,868        487,382          79,868
                                                     ------------    ------------   ------------    ------------

TOTAL COST OF GOODS SOLD                                  222,428         548,658      1,020,496       1,237,475
                                                     ------------    ------------   ------------    ------------

GROSS PROFIT                                              115,259         433,015        704,121         941,384
                                                     ------------    ------------   ------------    ------------

OPERATING EXPENSES
------------------
   Selling expenses                                       126,897         234,566        951,859         663,764
   General and administrative expenses                    233,184         157,386        792,179         380,489
   Interest expense, net                                   55,559           1,815        458,634           5,217
                                                     ------------    ------------   ------------    ------------

TOTAL OPERATING EXPENSES                                  415,640         393,767      2,202,672       1,049,470
                                                     ------------    ------------   ------------    ------------

OPERATING INCOME (LOSS) BEFORE
   PROVISION FOR INCOME TAXES                            (300,381)         39,248     (1,498,551)       (108,086)

PROVISION FOR INCOME TAXES                                      -               -            455           1,334
                                                     ------------    ------------   ------------    ------------

NET INCOME (LOSS)                                    $   (300,381)   $     39,248   $ (1,499,006)   $   (109,420)
                                                     ============    ============   ============    ============

Net income (loss) per common share, basic            $     (0.022)   $      0.004   $     (0.117)   $     (0.011)
Net income (loss) per common share,
   assuming full dilution                            $     (0.022)   $      0.003   $     (0.117)   $     (0.011)
Weighted average number of common
   shares outstanding,
      basic                                            13,458,194      10,462,624     12,750,024      10,042,183
      assuming full dilution                           13,458,194      11,477,963     12,750,024      10,042,183

See accompanying notes to financial statements.

                               FAMOUS FIXINS, INC.

                        INTERIM STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                      NINE MONTHS ENDED
                                                                                        SEPTEMBER 30,
                                                                                ----------------------------
                                                                                   2000             1999
                                                                                -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                     $(1,499,006)     $  (109,420)
   Adjustments to reconcile net loss to net cash provided by (used in)
      operating activities:
         Noncash items:
            Depreciation                                                              6,516            2,362
            Amortization                                                            102,885                -
            Deferred rent expense                                                     8,199                -
            Interest expense paid by issuance of common stock                         9,638                -
            Component of interest expense attributable to beneficial
               conversion feature of debentures issued                              325,000                -
            Value of common stock issued for services received by
               the Company                                                          212,924          121,826
            Value of warrants issued for services received by the Company           439,661          222,131
            Unrealized loss on investments in marketable equity
               trading securities                                                     7,502                -
            Unused barter credits                                                  (272,224)               -
         (Increase) decrease in assets:
            Accounts receivable                                                     (20,742)        (627,387)
            Merchandise inventory                                                  (417,840)         (52,448)
            Prepaid expenses                                                        (19,854)         (24,307)
            Security deposits                                                            22
         Increase (decrease) in liabilities:
            Accounts payable and accrued expenses                                  (218,971)         637,983
            Due to customers                                                       (126,556)               -
            Taxes payable - other than on income                                       (837)           1,522
                                                                                -----------      -----------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                              (1,463,683)         172,262
                                                                                -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from borrowing against investment in marketable
     equity trading securities                                                       47,000                -
   Payments for plant and equipment additions                                        (8,501)               -
                                                                                -----------      -----------
NET CASH PROVIDED BY INVESTING ACTIVITIES                                            38,499                -
                                                                                -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of convertible debentures, net                            990,000                -
   Proceeds from issuance of common stock, net                                            -          287,734
   Proceeds of long-term debt from bank                                                   -           35,000
   Repayments of long-term debt to bank                                                   -          (36,545)
   Proceeds of stock subscriptions receivable                                        47,500
   Repayments of notes payable to related party                                           -         (134,303)
                                                                                -----------      -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                         1,037,500          151,886
                                                                                -----------      -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                               (387,684)         324,148

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                      475,325           19,500
                                                                                -----------      -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $    87,641      $   343,648
                                                                                ===========      ===========

                                   (CONTINUED)

See accompanying notes to financial statements.

                               FAMOUS FIXINS, INC.

                                   (UNAUDITED)

                                                                                      NINE MONTHS ENDED
                                                                                        SEPTEMBER 30,
                                                                                ----------------------------
                                                                                   2000             1999
                                                                                -----------      -----------
Supplemental information about cash payments is as follows:
   Cash payments for interest                                                   $         -      $    12,230
   Cash payments for income taxes                                               $       455      $       625

Supplemental disclosure of noncash financing activities:
   Issuance of warrants in connection with convertible debentures
      issued by the Company                                                     $   675,000      $         -
   Conversion of debentures to common stock                                     $   423,391      $         -
   Common stock subscriptions received for common shares issued                 $         -      $    53,750

See accompanying notes to financial statements.

                               FAMOUS FIXINS, INC.

                    INTERIM STATEMENT OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                      NINE MONTHS ENDED SEPTEMBER 30, 2000

                                                                    COMMON STOCK         ADDITIONAL                     UNUSED
                                                                ---------------------     PAID-IN     ACCUMULATED    ADVERTISING
                                                     TOTAL        SHARES      AMOUNT      CAPITAL       DEFICIT     BARTER CREDITS
                                                  -----------   ----------   --------   -----------   -----------   --------------
BALANCE (DEFICIT) - JANUARY 1, 2000               $   (85,977)  10,462,624   $ 10,462   $ 1,557,337   $(1,603,776)  $      (50,000)

Issuance of common shares on conversion of
  convertible debentures, net                         423,391    2,903,640      2,903       420,488             -                -

Issuance of common shares for services received       212,924      500,000        500       212,424             -                -

Issuance of warrants for services received            439,661            -          -       439,661             -                -

Issuance of warrants and beneficial conversion
   feature in connection with
   convertible debentures issued                    1,000,000            -          -     1,000,000             -                -

Net loss - Nine months ended September 30, 2000    (1,499,006)           -          -             -    (1,499,006)               -
                                                  -----------   ----------   --------   -----------   -----------   --------------

BALANCE (DEFICIT) - SEPTEMBER 30, 2000            $   490,993   13,866,264   $ 13,865   $ 3,629,910   $(3,102,782)  $      (50,000)
                                                  ===========   ==========   ========   ===========   ===========   ==============

See accompanying notes to financial statements.

                               FAMOUS FIXINS, INC.

                      NOTES TO INTERIM FINANCIAL STATEMENTS

                      NINE MONTHS ENDED SEPTEMBER 30, 2000


NOTE 1.   STATEMENT OF INFORMATION FURNISHED
          ----------------------------------

               The accompanying unaudited interim financial statements have been prepared in accordance with Form 10-QSB instructions and in the opinion of management contains all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Famous Fixins, Inc. as of September 30, 2000, and the results of operations for the three months and nine months ended September 30, 2000 and 1999, and the statements of cash flows for the nine months ended September 30, 2000 and 1999, and the statement of stockholders' equity for the nine months ended September 30, 2000. These results have been determined on the basis of generally accepted accounting principles and practices and applied consistently with those used in the preparation of the Company's 1999 financial statements.

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

                    In February 2000, the Company received the remaining balance of $100,000 of an aggregate of $550,000 pursuant to 5% Convertible Debenture and Warrants Purchase Agreements. Subsequently, the Company issued 2,903,640 shares of its common stock upon conversion of $511,025 principal amount of such debentures (and unpaid interest of $9,638), resulting in $38,975 principal amount outstanding at September 30, 2000.

                              FAMOUS FIXINS, INC.

                     NOTES TO INTERIM FINANCIAL STATEMENTS

                      NINE MONTHS ENDED SEPTEMBER 30, 2000


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

                    The beneficial conversion feature of the $1,000,000
               debentures and the fair market value of the warrants (both of which are accounted for as additional paid-in capital) is limited to the $1,000,000 proceeds received. The Company allocated $325,000 to the beneficial conversion feature, all of which is accounted for as a component of current interest expense. The remaining $675,000 is accounted for as a bond discount and is reflected as a reduction of the carrying amount of the debentures. The discount is amortized as a component of interest expense over the term of the debentures.

                    In February and March 2000, the Company issued an aggregate of 500,000 shares of its common stock and 500,000 warrants to purchase common stock to two consultants in connection with services rendered to the Company in the amount of $327,000. Of such amount, $212,924 is attributable to the common stock issued and $114,076 is attributable to the warrants.

                    In March, 2000, the Company entered into an agreement to
               sell certain merchandise products in exchange for a $457,104 trade credit to purchase future television, radio, other advertising mediums and various services such as warehousing, hotel rooms, airline tickets and office equipment on a barter basis over a maximum period of four years. In April 2000, pursuant to the agreement, the Company delivered merchandise with an estimated fair value of $302,472 to the barter company in connection with the aforementioned trade credit commitment. The Company has commenced a lawsuit in October 2000 against the barter company in which, among other claims, it asserts that the barter company failed to establish the $457,104 trade credit in favor of the Company. The Company is awaiting an answer to its complaint. The amount due from the barter company as at September 30, 2000 is carried on the Company's accounts at the estimated fair value of the transferred merchandise ($302,472) less an allowance ($30,248) for estimated unrecoverable amounts, resulting in a net balance due of $272,224. The balance sheet as at September 30, 2000 reflects $136,112 of the fair value of the barter credit as a current asset (which is intended to be used within one year of the balance sheet date) and the remaining balance is reported under the category, "other assets".

                    The Company accounts for warrants issued to purchase common stock in connection with services rendered to the Company using the fair value method prescribed in SFAS No. 123 "Accounting for Stock-Based Compensation". Stock-based compensation cost charged to operations for the nine months ended September 30, 2000 was $439,661, including the $114,076 of services described above.

                               FAMOUS FIXINS, INC.

                      NOTES TO INTERIM FINANCIAL STATEMENTS

                      NINE MONTHS ENDED SEPTEMBER 30, 2000


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

                    No effect has been given to the conversion of warrants and debentures to common stock for the nine months ended September 30, 2000 and 1999 inasmuch as such conversion would be anti-dilutive.

                               FAMOUS FIXINS, INC.

                      NOTES TO INTERIM FINANCIAL STATEMENTS

                      NINE MONTHS ENDED SEPTEMBER 30, 2000


NOTE 3.   GOING CONCERN
          -------------

               The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is dependent upon obtaining financing and/or raising capital to continue operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. It is management's plan to raise additional funds to continue operations.

NOTE 4.   SUBSEQUENT EVENTS
          -----------------

          A.   4% CONVERTIBLE DEBENTURES
               -------------------------

                    On October 27, 2000, the Company entered into an agreement with three investors for the sale of 4% convertible debentures and warrants for 250,000 shares of the Company's common stock. Under the terms of the agreement, the principal amount of the 4% debentures is $1,500,000, consisting of a new debenture of $500,000 and an amendment of the outstanding 0% $1,000,000 principal amount of convertible debentures dated March 7, 2000. The 4% $1,500,000 convertible debentures are due in July 2001, with a 5% premium on principal plus accrued interest. Interest is payable semi-annually, commencing December 1, 2000 and is convertible into common stock at the investors option. The 250,000 warrants are exercisable before October 27, 2003.

                    On or after the July 2001 maturity date, the holders of the
               4% convertible debentures may convert the debentures into common shares under certain conditions, the maximum shares to be received by any one debenture holder being no greater than 9.9% of the then outstanding common stock, including other shares held by the debenture holder. Among other provisions of the agreement, including default, merger and common stock sale restrictions by the Company, the investors may elect to cause the Company to redeem the debentures including interest and a 30% redemption premium, from up to 50% of the net proceeds received under an equity drawdown facility (or other permitted financing) described in item B, below.

                    The Company received net cash proceeds of $440,000 in
               November, 2000, consisting of 90% of the proceeds of $500,000 less $10,000 for the investors legal, administrative and escrow costs.

                    The Company also issued as part of the placement fee, 75,000 shares of restricted common stock and a warrant to purchase 100,000 shares of common stock.

                               FAMOUS FIXINS, INC.

                      NOTES TO INTERIM FINANCIAL STATEMENTS

                      NINE MONTHS ENDED SEPTEMBER 30, 2000


NOTE 4.   SUBSEQUENT EVENTS (CONTINUED)
          -----------------

          B.   EQUITY DRAWDOWN FACILITY
               ------------------------

                    On October 31, 2000, the Company entered into an equity line of credit type of agreement for the future issuance and sale of shares of its common stock pursuant to which the investor has committed to provide up to $5 million at the Company's request over a 24 month period. The Company may request, at minimum intervals of 29 trading days each, a minimum drawdown of $100,000 and a maximum amount based on 4.5% of the volume-weighted average daily price of the Company's common stock for the 3 month period prior to the drawdown request and the total trading volume for the 3 months prior to the request. Such amounts as may be received may be limited by a provision that prevents the Company from issuing shares to the investor to the extent that the investor would beneficially own more than 9.9% of the Company's then outstanding common stock. The common stock issuable upon each drawdown is to be included in a registration statement to be filed for the resale of the common stock. Until the registration statement is effective, the Company cannot use or receive any funds from the equity line.

                    The per share amount to be received for the Company's common stock for each drawdown shall include a 17.5% discount on the market price of the shares (as defined) and the proceeds shall be further reduced by certain charges and a 10% placement fee. In connection with this agreement, the Company issued a stock purchase warrant for up to 500,000 shares of common stock and the Company has agreed to issue additional warrants for shares equal to 50% of the shares purchased by the investor on each drawdown. There are various other conditions to the agreement, including the investor's right to terminate the agreement under specified events. At the closing, the Company paid $10,000 for the investor's legal and other expenses.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

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

     The following table sets forth, for the period indicated, the relationship between total sales and certain expenses and earnings items:

                                 THREE MONTHS ENDED       NINE MONTHS ENDED
                                    SEPTEMBER 30,            SEPTEMBER 30,
                                --------------------  ------------------------
                                   2000       1999        2000         1999
                                ---------   --------  -----------   ----------
NET SALES                       $ 337,687   $981,673  $ 1,724,617   $2,178,859
COST OF GOODS SOLD                222,428    548,658    1,020,496    1,237,475
GROSS PROFIT ON SALES             115,259    433,015      704,121      941,384
OPERATING EXPENSES                415,640    393,767    2,202,672    1,049,470
OPERATING INCOME (LOSS) BEFORE
  PROVISION FOR INCOME TAXES     (300,381)    39,248   (1,498,551)    (108,086)
PROVISION FOR INCOME TAXES              -          -          455        1,334
NET INCOME (LOSS)               $(300,381)   $39,248  $(1,499,006)  $ (109,420)


     Sales for the three months and nine months ended September 30, 2000 decreased approximately 66% and 21%, respectively, as compared to the same period in 1999. The decrease in sales during the three month and nine month periods resulted from the expiration of several licenses with celebrities for six cereal products and related merchandise.

     Cost of goods sold for the three months ended September 30, 2000 was approximately 66% of sales, as compared to approximately 56% of sales for the comparable period in 1999. Cost of goods sold for the nine months ended September 30, 2000 was approximately 59% of sales, as compared to approximately 57% of sales for the comparable period in 1999. We offered five more products in the three months ended September 30, 2000 and ten more products in the nine months ended September 30, 2000, than in the three and nine months ended September 30, 1999. We experienced an increase in cost of goods sold as a percentage of sales for the three months and nine months ended September 30, 2000 in connection with the introduction of new products, and the expiration of certain licenses and the discontinuation of six cereal product lines during the nine months ended September 30, 2000. Although we expect our cost of goods sold to increase as we make more diverse products available for sale, we expect cost of goods sold to decrease as a percentage of total sales as our sales volume for particular product lines grows.

     Gross profit on sales for the three months ended September 30, 2000 was $115,259, a decrease of 73% as compared to the three months ended September 30, 1999 of $433,015. Gross profit on sales for the nine months ended September 30, 2000 was $704,121, a decrease of 25% as compared to the nine months ended September 30, 1999 of $941,384. The decrease in gross profit is attributable to the expiration of certain licenses, the discontinuation of six cereal product lines, and the introduction of ten new products beginning in January 2000.

     For the three months ended September 30, 2000, as compared to the three months ended September 30, 1999, operating expenses increased to $415,640 from $393,767, which represents a 6% increase in operation expenses, and which represents, as compared to the three months ended September 30, 1999, an increase to 123% of sales from 40% of sales. For the nine months ended September 30, 2000, as compared to the comparable period in 1999, operating expenses increased to $2,202,672 from $1,049,470, which represents a 110% increase in operating expenses, and which represents, as compared to the comparable period in 1999, an increase to 128% of sales from 48% of sales. The increase in our operating expenses in the three months and nine months ended September 30, 2000 is due mainly to an expansion of our operations, creation of new product lines, and licensing fees, including the related costs of stock warrants issued, in connection with new celebrity licenses obtained by us, and to a lesser extent, an increase in personnel from one full-time employee to three full-time employees. Operating expenses are expected to increase as new product lines are created and as more products are sold; however, operating expenses are expected to decrease as a percentage of total sales as our sales volume grows.

     For the three months ended September 30, 2000, we operated at a net loss of $300,381, or $.022 per share basic and diluted, as compared to net income of $39,248, or $.004 per share basic and $.003 per share diluted, for the three months ended September 30, 1999. For the nine months ended September 30, 2000, we operated at a loss of $1,499,006, or $0.117 per share basic and diluted, as compared to a net loss of $109,420, or $0.011 per share basic and diluted, for the nine months ended September 30, 1999, largely due to the related costs of stock and warrants issued and the issuance of convertible debentures. We anticipate increases in revenues in the remainder of fiscal year 2000, depending on the success of six new products launched since May 2000. We may not experience profitability in fiscal year 2000 because we have discontinued several products in connection with the expiration of several licenses and because we expect our cost of goods sold and operating expenses to also increase significantly in the 2000 fiscal year. While the addition of new product lines may also create liquidity issues and demands on our limited resources, it is anticipated that the decreased revenues generated this year, due to the expiration of certain licenses and discontinuation of certain products, may not have a favorable impact on income and liquidity.

     Included in the net loss of $1,499,006 for the nine month period ended September 30, 2000 are several substantial non-cash charges to income aggregating approximately $978,000 relating to (a) the issuance of $1,000,000 principal amount of convertible debentures and (b) stock warrants and common stock shares issued for services rendered. In February 2000, we issued $1,000,000 principal amount of 0% convertible debentures, which may be converted into common stock on a current basis, at a conversion price of $.40 per share, the market value at the date of issuance of the debentures being $.74. The beneficial conversion feature attributable to the debenture issuance is required to be recognized in income, currently. We have allocated $325,000 to the debenture's beneficial conversion feature and such amount is reflected as a component of current interest expense. The accounts also reflect charges, in the amount of approximately $653,000 for the nine month period ended September 30, 2000, representing the allocable service costs of outstanding stock and warrants issued in connection with royalty, employment and other consulting agreements. There is no assurance that additional warrants or other securities will not be issued, or that additional charges will not be incurred for similar future transactions. Our business is to license names of celebrities for consumer products, and to issue warrants for our common stock to such celebrities as part of the licensing fee arrangements. In October 2000, we entered into an agreement which substantially amended several terms of the $1,000,000 principal amount of convertible debentures issued in February 2000, including the interest rate, exercise price and the expiration date. Accordingly, we anticipate the continuance of these types of charges against earnings when we make additional licensing transactions with celebrities and celebrity athletes or when we enter service or financing agreements.

     Our food sales business is not seasonal in nature. Inflation is not deemed to be a factor in our operations.

Financial Condition or Liquidity and Capital Resources

     To date, we have funded our operations through a line of credit, bank borrowings, and borrowings from, and issuances of warrants and sales of securities to, stockholders, and from operating revenues. Our inability to obtain sufficient credit and capital financing has limited operations and growth from inception.

     In October 1999, we entered into agreements pursuant to which certain investors agreed to purchase an aggregate of $550,000 principal amount of 5% convertible debentures due October 19, 2002 and 139,152 warrants to purchase shares of Famous Fixins' common stock. At the initial closing date, we received gross proceeds of $450,000, and in February 2000, we received the remaining $100,000 when the registration statement in connection with the resale of the underlying common stock became effective. The warrants are exercisable between October 30, 1999 and October 30, 2004 at a purchase price of $.494 per share, which was 125% of the market price on the closing date. At our option, the convertible debentures may be exchanged into convertible preferred stock. Debenture holders have converted debentures into shares of common stock as summarized below:

          -    on February 23, 2000, $150,000 in principal into 1,000,000 shares;
          - on February 24, 2000, $76,240 in principal and interest into 508,264 shares;
          - on March 30, 2000, $127,691 in principal and interest into 302,299 shares;
          - on May 25, 2000, $72,042 in principal and interest into 227,620 shares;
          - on June 29, 2000, $25,844 in principal and interest into 166,519 shares;
          - on July 19, 2000, principal amount of $1,025 and accrued interest of $37 into 8,676 shares;
          - on August 8, 2000, principal amount of $20,000 and accrued interest of $758 into 156,313 shares; and
          - on September 26, 2000, principal amount of $45,000 and accrued interest of $1,998 into 533,949 shares.

     In March 2000, we entered into an agreement pursuant to which certain investors agreed to purchase an aggregate of $1,000,000 principal amount of 0% convertible debentures due March 13, 2005 and warrants to purchase 2,500,000 shares of our common stock. We received gross proceeds of $1,000,000 from the transaction. The holders of the convertible debentures are entitled to convert the debentures into shares of common stock at a conversion price of $.40 per share. The warrants are exercisable before March 13, 2005 at a purchase price of $.75 per share. In October 2000, we entered into an agreement pursuant to which the terms of the 0% convertible debentures were amended.

     In October 2000, we entered into an agreement pursuant to which certain investors agreed to purchase an aggregate of $1,500,000 principal amount of 4% convertible debentures due in July 2001 and warrants to purchase 250,000 shares of common stock. The principal amount of the 4% convertible debentures of $1,500,000, consists of a new debenture in the amount of $500,000 and an amendment of the terms of outstanding 0% convertible debentures with a principal amount of $1,000,000 issued in March 2000. The 4% convertible debentures are due in July 2001 with a 5% premium on the principal and the accrued unpaid interest. The investors have the right to convert the interest into shares of common stock based on the average of the 5 lowest closing bid prices of the common stock over a 22 trading day period immediately prior to the interest payment date. The warrants are exercisable before October 27, 2003 at a purchase price equal to the average of the closing bid prices for the common stock on the 5 trading days immediately prior to the closing date. We agreed to enter into an equity line of credit type of transaction within 10 days of this transaction. If we are unable to pay the amounts due on the maturity date but we can draw down on the equity line of credit, we are to draw down the maximum amount each draw down period to pay the investors the full amount due. On or after the maturity date, the investors may convert the 4% convertible debentures into shares of common stock if a registration statement for the equity line of credit is not effective on the maturity date or if we do not draw down the maximum amount permitted each month under the equity line under an effective equity line of credit registration statement. The conversion price shall equal the lesser of (i) the average of the 5 lowest closing bid prices of the common stock during the 22 trading days immediately prior to the closing date of this transaction or (ii) 85% of the average of the 5 lowest closing bid prices during the 22 trading days preceding the applicable conversion date. At the investors' election, we shall redeem the 4% convertible debentures, including interest and a redemption premium of 30%, using up to 50% of the net proceeds received pursuant to the equity line of credit and any other equity financing permitted under the agreement, and all proceeds received in an equity financing not permitted under the future financing restrictions. At the closing of the transaction, we received gross proceeds of $500,000, less payment to the escrow agent of $10,000 for the investors' legal, administrative and escrow costs, and less payment of a 10% placement agent fee. We also issued to the placement agent 75,000 shares of restricted common stock and a warrant to purchase 100,000 shares of common stock as part of the placement agent fee. The warrants are exercisable before October 27, 2003 at a purchase price per share equal to the average of the closing bid prices for the common stock on the 5 trading days immediately prior to the closing date. We believe that such sources of funds will be sufficient to fund our operations for the next nine months.

     In October 2000, we entered into an agreement for the future issuance and purchase of shares of our common stock which establishes what is sometimes termed an equity line of credit or an equity drawdown facility. In general, the drawdown facility operates as follows: the investor has committed to provide us with up to $5 million as we request it over a 24 month period, in return for shares of common stock we issue to the investor. Subject to a maximum of 16 draws, once every 29 trading days, we may request a draw of up to $5 million of that money, however, no single draw can exceed $5 million. We must wait at least 7 trading days after each 22 trading day drawdown period before requesting another drawdown. The maximum amount we actually can draw down upon each request will be determined by 4.5% of the volume-weighted average daily price of our common stock for the 3 month period prior to our request and the total trading volume for the 3 months prior to our request. Each draw down must be for at least $100,000. The number of shares registered under the registration statement for the resale of the common stock upon each drawdown may limit the amount of money we receive under the common stock purchase agreement. Moreover, the funds we may receive could be further limited by a provision of the common stock purchase agreement that prevents us from issuing shares to the investor to the extent the investor would beneficially own more than 9.9% of our then outstanding common stock. At the end of a 22-day trading period following the drawdown request, the final drawdown amount is determined based on the volume-weighted average stock price during that 22-day period. We then use the formulas contained in the common stock purchase agreement to determine the number of shares we will issue to the investor in return for that money. The per share dollar amount the investor pays for our common stock for each drawdown includes a 17.5% discount to the average daily market price of our common stock for the 22-day period after our drawdown request, weighted by trading volume. We will receive the amount of the drawdown less an escrow agent fee equal to $1,500 per drawdown and less a 10% placement fee. In lieu of making a commitment to the investor to draw a minimum aggregate amount, on October 31, 2000, we issued to the investor a stock purchase warrant to purchase up to 500,000 shares of our common stock and we also agreed to issue additional warrants to purchase a number of shares equal to 50% of the shares purchased by the investor on the settlement date of each drawdown. The common stock purchase warrant gives the investor an opportunity to purchase shares of our common stock even though we draw little or no amount of funds under the common stock purchase agreement. The warrants to purchase 500,000 shares of common stock has an exercise price equal to 110% of the volume-weighted average share price for the trading day prior to the date the warrant was issued, and expires October 27, 2003. The additional warrants issuable at each settlement date will be exercisable for 35 calendar days and have an exercise price equal to the weighted average of the purchase prices of the common stock during the applicable settlement period. At the closing we paid the escrow agent $10,000 for the investor's legal, administrative and escrow costs. Until an effective registration statement is in place, we cannot use and will not receive any funds from the equity line.

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

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     In October 2000, we commenced an action before the New York Supreme Court, County of New York, against SKR Resources, Inc. alleging breach of contract and conversion. On or about March 13, 2000, we entered into a contract with SKR Resources in which we agreed to sell, indemnify, and transfer title to SKR $457,104 worth of our products, and SKR agreed to establish a trade credit for our benefit in the amount of $457,104. Additionally, SKR Resources promised to place advertisements in several specific magazines, key to the launches of several of our products. In the complaint, we alleged that SKR Resources failed and neglected to perform the conditions of the contract by failing to establish the trade credit for $457,104, and that SKR Resources also breached the contract by not placing ads in several specific magazines. In the complaint, we also alleged that SKR Resources converted the property by failing to establish a trade credit in the amount of $457,104. In the proceeding, we seek a judgment against SKR Resources in the sum of $457,104, together with interest from May 22, 2000, the costs and disbursements of the action, and for such other and further relief. The complaint has only recently been served and we are awaiting an answer to the complaint. The lawsuit may or may not be resolved in the near future. We believe that the allegations we made against SKR Resources have merit, we presently do not know of any meritious defense to our allegation, and we expect that we may prevail in the proceeding in whole or in part; however, we cannot be sure that we will prevail, or that we will recover the relief sought, in whole or in part, the failure of which may have a material adverse affect on our future business and operations.

ITEM 2.  CHANGES IN SECURITIES

Stock Options to Employee

     In October 2000, we granted Rich Seery, an employee of Famous Fixins, warrants to purchase 160,000 shares of our common stock in a transaction deemed to be exempted under Section 4(2) of the Securities Act of 1933. The warrants expire on June 30, 2005 and are exercisable as follows:

        -  after October 3, 2000, to purchase 10,000 shares at $.10 per share;
        - after June 30, 2000, to purchase up to 30,000 shares at $.10 per share;
        - after June 30, 2001, to purchase up to an additional 30,000 shares at a 50% discount to the average closing bid price of the Company's common stock for the five consecutive business days ending on and including June 30, 2001;
        - after June 30, 2002, to purchase up to an additional 30,000 shares at a 50% discount to the average closing bid price of the Company's common stock for the five consecutive business days ending on and including June 30, 2002;
        - after June 30, 2003, to purchase up to an additional 30,000 shares at a 50% discount to the average closing bid price of the Company's common stock for the five consecutive business days ending on and including June 30, 2003; and
        - after June 30, 2004, to purchase up to an additional 30,000 shares at a 50% discount to the average closing bid price of the Company's common stock for the five consecutive business days ending on and including June 30, 2004.

If Seery's employment with Famous Fixins is terminated, at any time, for whatever reason, all unexercised warrants and all rights to such warrants, as of the date of termination, shall be immediately forfeited. We made a determination that Seery was a sophisticated investor with enough knowledge and experience in business to evaluate the risks and merits of the investment.

4% Convertible Debentures and Warrants

     We entered into agreements, dated as of October 27, 2000, for the sale of 4% convertible debentures and warrants to purchase 250,000 shares of common stock with Roseworth Group Ltd., Austost Anstalt Schaan and Balmore S.A., in transactions deemed to be exempt under Section 4(2) of the Securities Act of 1933. We made a determination that the three investors were sophisticated investors with enough knowledge and experience in business to evaluate the risks and merits of the investment. We have agreed to file a registration statement for the resale of the common stock underlying the securities issued under this transaction.

     The principal amount of the 4% convertible debentures is $1,500,000, consisting of a new debenture in the amount of $500,000 provided by Roseworth Group, Ltd. and an amendment of the terms of outstanding 0% convertible debentures with a principal amount of $1,000,000 issued pursuant to the Convertible Debenture and Warrants Purchase Agreement, dated March 7, 2000, the same three investors, Roseworth Group Ltd., Austost Anstalt Schaan and Balmore S.A. The 4% convertible debentures are due in July 2001 with a 5% premium on the principal and the accrued unpaid interest. We may not pay the principal before the maturity date without the express written consent of the investors. Semi-annual interest payments are due and payable on December 1 and June 1 of each year, commencing with December 1, 2000. The investors have the right to convert the interest into shares of common stock based on the average of the 5 lowest closing bid prices of the common stock over a 22 trading day period immediately prior to the interest payment date.

     The warrants are exercisable before October 27, 2003 at a purchase price of per share equal to the average of the closing bid prices for the common stock on the 5 trading days immediately prior to the closing date.

     We agreed to enter into an equity line of credit type of transaction arranged by Union Atlantic, L.C. within 10 days of this transaction, which failure shall constitute an event of default of the convertible debentures. We entered into a equity line of credit transaction on October 31, 2000, the terms of which are summarized separately in this report on Form 10-QSB.

     If we are unable to pay the amounts due on the maturity date but we can draw down on the equity line of credit, we are to draw down the maximum amount each draw down period to pay the investors the full amount due.

     On or after the maturity date, the investors may convert the 4% convertible debentures into shares of common stock if a registration statement for the equity line of credit is not effective on the maturity date or if we do not draw down the maximum amount permitted each month under the equity line under an effective equity line of credit registration statement. The conversion price shall equal the lesser of (i) the average of the 5 lowest closing bid prices of the common stock during the 22 trading days immediately prior to the closing date of this transaction or (ii) 85% of the average of the 5 lowest closing bid prices during the 22 trading days preceding the applicable conversion date.

     The maximum number of shares of common stock that may be received upon the conversion of the debentures by any one holder is 9.9% of our then-outstanding common stock after the conversion, including any other shares of common stock held by the holder.

     At the investors' election, we shall redeem the 4% convertible debentures, including interest and a redemption premium of 30%, using up to 50% of the net proceeds received pursuant to the equity line of credit and any other equity financing permitted under the agreement, and all proceeds received in an equity financing not permitted under the future financing restrictions.

     We agreed not to enter any sale of our securities at a discount to the then-current bid price, other than the equity line of credit, until the earlier of such date when a registration statement for the debentures is effective for 180 days after the maturity date, or when all of the 4% convertible debentures have been redeemed. However, we are permitted to sell securities under the following circumstances:

          - pursuant to the exercise of options under an employee benefit plan approved by our stockholders,
          - pursuant to any compensatory plan for a full-time employee or key consultant,
          - in connection with a strategic partnership or other business transaction, the principal purpose of which is not simply to raise money,
          - in a registered public offering which is underwritten by one or more established investment banks, except an equity line type financing, or
          - with the prior written approval of a majority in interest of the investors.

     If we seek to enter into such a permitted sale of our securities, the investors are entitled to match the terms of any such permitted sale. In addition, each investor has the right to exchange its 4% convertible debentures, plus accrued and unpaid interest, for the securities issued in any such permitted sale, based on the terms of such permitted sale.

     If we sell common stock or securities exchangeable into common stock, excluding sales of our securities under the first three permitted circumstances described above when any principal and interest on the debentures is outstanding, for less than the per share price equal to the average of the 5 lowest closing bid prices of the common stock during the 22 trading days immediately prior to the closing date of this transaction, then the conversion price of the 4% debentures shall be adjusted downward to equal such lower per share price. Such lower per share price shall be:

          - the lowest conversion or exercise price at which such securities are converted or exercised if, in such transaction, we issue or sell any securities that are convertible into, exchangeable or exercisable for, or include the right to receive additional shares of common stock, (x) at a price or rate that varies with the trading prices of our common stock or (y) with a fixed price that can be reset;
          - the lowest conversion or exercise price at which such securities are converted or exercised if, in such transaction, we issue or sell any securities pursuant to an equity line structure which provides for the resale of registered securities;
          - the lowest adjustment price if the capital raising transaction grants the investor in that transaction the right to receive additional shares based upon future transactions of the company on terms more favorable than those granted to that investor in the capital raising transaction.; or
          - if the consideration in such sale is not cash, the Board of Directors' good faith determination of such consideration.

     We have undertaken to cause within 150 days of the closing date to have reserved, and shall continue to reserve and keep available at all times, sufficient shares of common stock for the purpose of issuing shares of common stock upon the conversion of the debentures and exercise of the warrants.

     The following circumstances constitute a default of the transaction:

          - we default in the payment of principal or interest on the debentures for 3 trading days;
          - we made, with respect to the time made, any material false or misleading material representations or warranties;
          - for 5 business days, we fail to cause the issuance shares of common stock to the investors upon proper exercise;
          - for 5 business days, we fail to cause the lawful transfer of any of the investor's common stock certificates;
          - for 5 business days, we fail to cause the lawful removal of any restrictive legend or to cause the transfer agent to transfer a common stock certificate or any shares;
          - we fail to materially perform or observe any other covenant, term, provision, condition, agreement or obligation under the transaction and fail to cure within 30 days from written notice;
          - we admit in writing our inability to pay our debts generally as they mature;
          - we make an assignment for the benefit of creditors or commence proceedings for our dissolution;
          - we apply for or consent to the appointment of a trustee, liquidator or receiver for a substantial part of our property or business;
          - a trustee, liquidator or receiver is appointed for the company or for a substantial part of our property or business without our consent and is not be discharged within 60 days;
          - any governmental agency or any court of competent jurisdiction at the instance of any governmental agency assumes custody or control of the whole or any substantial portion of our properties or assets and is not dismissed within 60 days;
          - any money judgment, writ or warrant of attachment, or similar process in excess of $100,000 in the aggregate is entered or filed against us or our properties or other assets and remains unpaid, unvacated, unbonded or unstayed for 60 days or later than 5 days prior to the date of any proposed sale thereunder;
          - bankruptcy, reorganization, insolvency or liquidation proceedings or other proceedings for relief under any bankruptcy law or any law for the relief of debtors is instituted by or against us and, if instituted against us, is not dismissed 60 days or we by any action or answer approve of, consent to, or acquiesce in any such proceedings or admit the material allegations of, or default in answering a petition filed in any such proceeding;
          - the registration statement for the resale of the common stock underlying the securities issued in this transaction is not declared effective by the SEC within 180 days from the closing date;
          - upon a properly noticed conversion request, we fail to deliver the appropriate securities, free of a legend when lawful to do so, within 10 trading days; or
          - we have our common stock suspended or delisted from trading for more than 5 trading days.

     In case of our merger or consolidation with or into another entity, or our sale of more than one-half of our assets, the investors have the right to:

          - deem such occurrence a default of the transaction and exercise their rights of prepayment;
          - convert their aggregate outstanding principal amount of the debenture into shares of our common stock or into shares of stock and other securities, cash and property receivable upon or deemed to be held by holders of common stock following such merger, consolidation or sale, and the investors shall be entitled upon such event to receive such amount of securities, cash and property as the shares of common stock into which such aggregate principal amount of the debenture could have been converted immediately prior to such merger, consolidation or sales would have been entitled; or
          - in the case of a merger or consolidation, (x) require the surviving entity to issue a convertible debenture containing all of the terms and rights held by the investors that replaces this debenture and (y) simultaneously with the issuance of such convertible debentures, shall have the right to convert such instrument only into shares of stock and other securities, cash and property receivable upon or deemed to be held by holders of common stock following such merger or consolidation. In such case, the conversion price applicable for the newly issued convertible debentures shall be based upon the amount of securities, cash and property that each share of common stock would receive in such transaction and the conversion price in effect immediately prior to the effectiveness or closing date for such transaction. The terms of any such merger, sale or consolidation shall include such terms so as to continue to give the investors the right to receive the securities, cash and property set forth above upon any conversion or redemption following such event.

     The investors are entitled to customary indemnification from us for any losses or liabilities suffered by it based upon material misstatements or omissions from the registration statement and the prospectus, except as they relate to information supplied by Folkinburg to us for inclusion in the registration statement and prospectus.

     Under the agreements, we were obligated to prepare and file a registration statement under the Securities Act for shares of common stock issuable upon the conversion of the convertible debentures and the warrants within 45 days of the closing date of the transaction. We agreed to use our best efforts to cause the registration statement to become effective within 90 days of the closing date or 5 days of SEC clearance to request acceleration of effectiveness. If enough shares are not registered to permit the resale of all of the securities then held by the investors, then we are obligated to file another registration statement for additional shares within 15 days of the date a determination is made that enough shares have not been registered, and we agreed to use diligent best efforts to prosecute such additional registration statement within 60 days.

     We agreed to maintain the registration statement or post-effective amendment effective until the earlier of (i) the date that none of the securities covered by such Registration Statement are or may become issued and outstanding, (ii) the date that all of the securities have been sold pursuant to such registration statement, (iii) the date the investors receive an opinion of our counsel that the securities may be sold under the provisions of Rule 144 without limitation as to volume, (iv) all securities have been otherwise transferred to persons who may trade such shares without restriction under the Securities Act, and we have delivered a new certificate or other evidence of ownership for such securities not bearing a restrictive legend, (v) all securities may be sold without any time, volume or manner limitations pursuant to Rule 144(k) or any similar provision then in effect under the Securities Act in the opinion of our counsel, or (vi) 3 years from the effective date of the registration statement.

     We will incur all fees, disbursements and out-of-pocket expenses and costs in connection with the preparation and filing of the registration statement and in complying with applicable securities and blue sky laws. The investors bear the cost of underwriting or brokerage discounts, fees and commissions, if any, and the fees and expenses of their counsel.

     If the registration statement is not timely filed with the SEC by the required filing date, the registration statement is not declared effective by the SEC within require filing period, the registration statement is not maintained as effective by us for the requisite period, or the additional registration statement to register additional securities is not filed within the required filing period, then we are to pay the investors, as liquidated damages, each month 2% of the aggregate market value of shares of common stock held by the investors in cash or in common stock, at the investors' election, until such registration statement is effective. However, if we fail to maintain the effectiveness of a filed registration statement or the investors are unable to use an use effective registration statement to effect resales during the period after 45 days and within 90 days from the end of our fiscal year resulting solely from the need to update our financial statements contained, such shall does not constitute a default of the registration rights agreement and does not trigger the accrual of liquidated damages.

     If after the effectiveness of the registration statement, we notify the investors in writing of a potential material event, the investors shall not, during such suspension period, offer or sell any securities or engage in any other transaction involving or relating to securities, until the investors receive written notice from us that such potential material event has been disclosed to the public or no longer constitutes a potential material event. If such suspended period exceeds 20 days, then we are subject to liquidated damages of 2% of market value per month. If a potential material event occurs prior to the date the registration statement is filed, then our obligation to file the registration statement is delayed without penalty for not more than 20 calendar days.

     At the closing of the transaction, we delivered the requisite opinion of counsel to the investors and we received gross proceeds of $500,000, less payment to the escrow agent, Epstein Becker & Green P.C., of $10,000 for the investors' legal, administrative and escrow costs, and less payment of a 10% placement agent fee to Union Atlantic, L.C., which placement agent fee is net of payment to the escrow agent, Epstein Becker & Green P.C., of $5,000 for the investors' legal, administrative and escrow costs. We also issued to Union Atlantic, L.C. 75,000 shares of restricted common stock and a warrant to purchase 100,000 shares of common stock as part of the placement agent fee. The warrants are exercisable before October 27, 2003 at a purchase price per share equal to the average of the closing bid prices for the common stock on the 5 trading days immediately prior to the closing date. We agreed to include such securities to the placement agent in the registration statement for the resale of the common stock underlying the 4% convertible debentures and warrants.

Equity Drawdown Facility

     We signed a common stock purchase agreement with Folkinburg Investments Limited, dated as of October 31, 2000, for the future issuance and purchase of shares of our common stock in a transaction deemed to be exempt under Section 4(2) of the Securities Act of 1933. We made a determination that Folkinburg was a sophisticated investor with enough knowledge and experience in business to evaluate the risks and merits of the investment. The transaction closed on or about October 31, 2000. The common stock purchase agreement establishes what is sometimes termed an equity line of credit or an equity drawdown facility. The common stock issuable upon each drawdown under the equity line of credit and upon the exercise of the warrants issued, including to the placement agent, is to be included in the registration statement we have agreed to file for the resale of the common stock.

     In general, the drawdown facility operates as follows: the investor, Folkinburg, has committed to provide us with up to $5 million as we request it over a 24 month period, in return for shares of common stock we issue to Folkinburg. Subject to a maximum of 16 draws, once every 29 trading days, we may request a draw of up to $5 million of that money, however, no single draw can exceed $5 million. We must wait at least 7 trading days after each 22 trading day drawdown period before requesting another drawdown. The maximum amount we actually can draw down upon each request will be determined by 4.5% of the volume-weighted average daily price of our common stock for the 3 month period prior to our request and the total trading volume for the 3 months prior to our request. Each draw down must be for at least $100,000. The number of shares registered under the registration statement for the resale of the common stock upon each drawdown may limit the amount of money we receive under the common stock purchase agreement. Moreover, the funds we may receive could be further limited by a provision of the common stock purchase agreement that prevents us from issuing shares to Folkinburg to the extent Folkinburg would beneficially own more than 9.9% of our then outstanding common stock.

     At the end of a 22-day trading period following the drawdown request, the final drawdown amount is determined based on the volume-weighted average stock price during that 22-day period. We then use the formulas contained in the common stock purchase agreement to determine the number of shares we will issue to Folkinburg in return for that money.

     The per share dollar amount Folkinburg pays for our common stock for each drawdown includes a 17.5% discount to the average daily market price of our common stock for the 22-day period after our drawdown request, weighted by trading volume. We will receive the amount of the drawdown less an escrow agent fee equal to $1,500 per drawdown and less a 10% placement fee payable to the placement agent, Union Atlantic, L.C., which introduced Folkinburg to us.

     We did not make a commitment to Folkinburg to draw a minimum amount of funds under the common stock purchase agreement. In lieu of making a commitment to Folkinburg to draw a minimum aggregate amount, on October 31, 2000, we issued to Folkinburg a stock purchase warrant to purchase up to 500,000 shares of our common stock and we also agreed to issue additional warrants to purchase a number of shares equal to 50% of the shares purchased by Folkinburg on the settlement date of each drawdown. The common stock purchase warrant gives Folkinburg an opportunity to purchase shares of our common stock even though we draw little or no amount of funds under the common stock purchase agreement. The warrants to purchase 500,000 shares of common stock has an exercise price per share equal to 110% of the volume-weighted average share price for the trading day prior to the date the warrant was issued, and expires October 31, 2003. The additional warrants issuable at each settlement date will be exercisable for 35 calendar days and have an exercise price equal to the weighted average of the purchase prices of the common stock during the applicable settlement period. Folkinburg agreed not to exercise any of the warrants if the number of shares of common stock it owns, plus the number of shares of common stock issuable upon exercise of the warrant, would equal or exceed 9.9% of our outstanding shares of common stock then issued and outstanding. Folkinburg has the right to waive such 9.9% limit restriction upon 61 days notice.

     We may request a drawdown by faxing a drawdown notice to Folkinburg, stating the amount of the drawdown we wish to exercise and the minimum threshold price, if any, at which we are willing to sell the shares. We will set the threshold price by determining the price below which we are unwilling to sell shares of our common stock. No draw may exceed the lesser of $5 million and the capped amount that is derived from the following formula: the weighted average price for the common stock for the 3 month period immediately prior to the date we give notice of the drawdown, multiplied by 4.5%, and further multiplied by the total trading volume for the 3 month period trading days immediately prior to the date we give notice of the drawdown. The lesser of our draw request and the capped amount is reduced by 1/22 for every day in the 22 trading days after our drawdown request that the volume-weighted average daily price for a trading day is below the threshold price set by us in the request. If the daily price for a day is below the threshold price we will not issue any shares and Folkinburg will not purchase any shares for that day. Thus, if we set a threshold price too high and our stock price does not consistently meet that level during the 22 trading days after our drawdown request, the amount we can draw and the number of shares we can sell to Folkinburg will be reduced. However, if we set a threshold price too low and our stock price falls significantly but stays above the threshold price, we will be able to draw the lesser of our draw request and the capped amount, but we will have to issue a greater number of shares to Folkinburg at a reduced price. We cannot make another drawdown request until expiration of the 22 trading days that follow a drawdown request we have already made and until at least 7 trading days pass after each drawdown period.

     The 22 trading days immediately following the drawdown notice are also used to determine the number of shares we will issue in return for the money provided by Folkinburg, and thus the price per share Folkinburg will pay for our shares. To determine the number of shares of common stock we must issue in connection with a drawdown, take 1/22 of the drawdown amount determined by the formulas above, and for each of the 22 trading days immediately following the date we give notice of the drawdown, divide it by 82.5% of the volume-weighted average daily trading price of our common stock for that day. The 82.5% accounts for Folkinburg's 17.5% discount. The sum of these 22 daily calculations produces the number of common shares we will issue, unless the volume-weighted average daily price for any given trading day is below the threshold amount, in which case that day is ignored in the calculation. The price per share Folkinburg ultimately pays is determined by dividing the final drawdown amount by the number of shares we issue Folkinburg.

     The following conditions must be satisfied before Folkinburg is obligated to purchase the common shares that we wish to sell from time to time:

          - a registration statement for the shares must be declared effective by the Securities and Exchange Commission and must remain effective and available as of the draw down settlement date for making resales of the common shares purchased by Folkinburg;
          - there can be no material adverse change in our business, operations, properties, prospects or financial condition that would prohibit or materially interfere with our ability to perform our obligations under this transaction;
          - we must not have merged or consolidated with or into another company or transferred all or substantially all of our assets to another company, unless the acquiring company has agreed to honor the common stock purchase agreement;
          - no statute, rule, regulation, executive order, decree, ruling or injunction may be in effect which prohibits consummation of the transactions contemplated by the common stock purchase agreement;
          - no litigation or proceeding nor any investigation by any governmental authority can be pending or threatened against us or Folkinburg seeking to restrain, prevent or change the transactions contemplated by the stock purchase agreement or seeking damages in connection with such transactions;
          - trading in our common shares must not have been suspended by the Securities and Exchange Commission or The OTC Bulletin Board, nor shall minimum prices have been established on securities whose trades are reported by The OTC Bulletin Board; and
          - on each drawdown settlement date for the sale of common shares, we must deliver an opinion from our counsel about these matters.

     The common stock purchase agreement provides that we must pay
Folkinburg a $100,000 fee before we may raise money by selling our securities for cash at a discount to the market price until the earlier of 24 months from the effective date of the registration statement for the resale of the shares of common stock or the date which is 60 days after Folkinburg has purchased the maximum of $5 million worth of common stock from us under the common stock purchase agreement. We may sell securities without triggering the liquidated damages payment under the following circumstances:

          - in a registered public offering which is underwritten by one or more established investment banks, and Folkinburg has the right of first refusal to participate in such transaction;
          - in one or more private placements where the purchasers do not have registration rights, and Folkinburg has the right of first refusal to participate in such transaction;
          - a transaction to which Folkinburg gives it written approval, and Folkinburg has the right of first refusal to participate in such transaction;
          - pursuant to any presently existing or future employee benefit plan which plan has been or is approved by the our stockholders;
          - pursuant to any compensatory plan for a full-time employee or key consultant; and
          - in connection with a strategic partnership or other business transaction, the principal purpose of which is not simply to raise money.en approval.

     Folkinburg may terminate the equity draw down facility under the common stock purchase agreement upon notice of 1 trading day if any of the following events occur: a material adverse effect in our business, operations, properties, prospects or financial condition that would prohibit or materially interfere with our ability to perform our obligations under this transaction occurs; our common shares are delisted from The OTC Bulletin Board unless such delisting is in connection with the listing of such shares on another stock exchange in the United States; or we file for protection from creditors.

     We may terminate the common stock purchase agreement if Folkinburg fails to fund more than one drawdown within three trading days of the date payment for such drawdown is due.

     Folkinburg is entitled to customary indemnification from us for any losses or liabilities suffered by it based upon material misstatements or omissions from the registration statement and the prospectus, except as they relate to information supplied by Folkinburg to us for inclusion in the registration statement and prospectus.

     Under the transaction, we were obligated to prepare and file a registration statement under the Securities Act for shares of common stock issuable upon each draw down within 45 days of the closing date of the transaction. We agreed to use our best efforts to cause the registration statement to become effective within 90 days of the closing date or 5 days of SEC clearance to request acceleration of effectiveness. We agreed to maintain the registration statement or post-effective amendment effective until the earliest of (i) the date that all the securities have been disposed of pursuant to the registration statement,
(ii) the date that all of the securities have been sold pursuant to the registration statement, (iii) the date Folkinburg receives an opinion of our counsel that the securities may be sold under the provisions of Rule 144 without limitation as to volume, (iv) all securities have been otherwise transferred to persons who may trade such shares without restriction under the Securities Act, and we have delivered a new certificate or other evidence of ownership for such securities not bearing a restrictive legend, or (v) all securities may be sold without any time, volume or manner limitations pursuant to Rule 144(k) or any similar provision then in effect under the Securities Act in the opinion of our counsel.

     We will incur all fees, disbursements and out-of-pocket expenses and costs in connection with the preparation and filing of the registration statement and in complying with applicable securities and blue sky laws. Folkinburg bears the cost of underwriting or brokerage discounts, fees and commissions, if any, and the fees and expenses of their counsel.

     If after the effectiveness of the registration statement, we notify Folkinburg in writing of a potential material event, the investors shall not, during such suspension period, offer or sell any securities or engage in any other transaction involving or relating to securities, until the investors receive written notice from us that such potential material event has been disclosed to the public or no longer constitutes a potential material event. In such event, we must compensate the investors for any net decline in the market value of any securities held by the investors at the beginning of any suspended period, or committed to be purchased by the investors during such suspension period, through the end of such suspension period. If a potential material event occurs prior to the date the registration statement is filed, then our obligation to file the registration statement is delayed without penalty for not more than 30 calendar days.

     At the closing of the transaction, we delivered the requisite opinion of counsel to Folkinburg and paid the escrow agent, Epstein Becker & Green P.C., $10,000 for Folkinburg's legal, administrative and escrow costs.

ITEM 5.  OTHER INFORMATION

     Effective October 18, 2000, Michael Simon resigned as an executive officer and as a director of Famous Fixins. Simon continues to serve as an employee of Famous Fixins performing duties substantially similar to those required of him when he held the title of Vice President.

     On October 18, 2000, the Board of Directors elected Alex Wiederhorn to serve on our Board of Directors to fill the vacancy created by the resignation of Michael Simon until the next annual meeting of shareholders and until his successor is elected and qualified. Wiederhorn, 30, became a director on October 18, 2000. From 1997 to the present, Wiederhorn has been an account manager for El Camino Resources International, Inc., in its Falls Curch, Virginia office, an information technology equipment leasing company. From 1995 to 1997, he was the principal of Iver Financial Corp., a computer leasing consulting company located in Washington, D.C. He is the holder of 25,000 shares of Famous Fixins' common stock which he acquired in 1998 from a nonaffiliate. Wiederhorn received a Bachelor of Arts degree in political science from Boston University in 1992 and a Masters of Business Administration degree in finance from George Mason University in 1997.

     On October 18, 2000, Peter Zorich resigned as an executive officer and as a director of Famous Fixins.

     Jason Bauer and Peter Zorich have been parties to a certain voting agreement that provides which each of Bauer and Zorich shall vote his shares for the election of the other as a director of Famous Fixins. For the election of any additional director, Bauer and Peter Zorich shall vote his shares for the election of each other's designee, provided that at least two directorships shall need to be filled. The agreement also provided that they will vote for the election of Jason Bauer as President and Chief Executive Officer and Peter Zorich as Executive Vice President of Famous Fixins. The agreement expires on June 30, 2001, unless earlier terminated by written agreement signed by both parties. In connection with Zorich's resignation in October 2000, Zorich has agreed to waive the terms of the voting agreement that require Bauer to vote his shares to elect Zorich as a director and as Executive Vice President of Famous Fixins.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     The following exhibits are filed with this report:

Exhibit Number      Description of Exhibit
--------------      ----------------------

Exhibit 10.1 Form of Convertible Debenture and Warrants Purchase Agreement, dated as of October 27, 2000, between Famous Fixins, Inc. and Roseworth Group Ltd., Austost Anstalt Schaan and Balmore Funds, S.A.

Exhibit 10.2        Form of Common Stock Purchase Agreement, dated as of October
                    31,  2000,  between  Famous  Fixins,   Inc.  and  Folkinburg
                    Investments Limited

Exhibit 11 Statement Concerning Computation of Per Share Earnings is hereby incorporated by reference to "Financial Statements" of Part I - Financial Information, Item 1 - Financial Statements, contained in this Form 10-QSB.

Exhibit 27          Financial Data Schedule

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    FAMOUS FIXINS, INC.

Dated:  November 14, 2000           By: /s/ Jason Bauer
                                        ---------------
                                        Jason Bauer
                                        Chief Executive Officer and President