Form 10QSB/A
period 2000-09-30
FAMOUS FIXINS INC
filed 2000-12-15
CIK 1052706

AMENDMENT NO. 1 TO
                                   FORM 10-QSB
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

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

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of December 7, 2000, the issuer had 13,941,264 shares of common stock, par value $.001 per share, outstanding.

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

PART I.       FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS FOR THE QUARTER ENDED SEPTEMBER 30, 2000

                                  FORM 10-QSB/A
                              FINANCIAL STATEMENTS

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

                    In March, 2000, the Company entered into an agreement to
               sell certain merchandise products in exchange for a $457,104 trade credit to purchase future television, radio, other advertising mediums and various services such as warehousing, hotel rooms, airline tickets and office equipment on a barter basis over a maximum period of four years. In April 2000, pursuant to the agreement, the Company delivered merchandise with an estimated fair value of $302,472 to the barter company in connection with the aforementioned trade credit commitment. The Company has commenced a lawsuit in October 2000 against the barter company in which, among other claims, it asserts that the barter company failed to establish the $457,104 trade credit in favor of the Company. The Company believes that the barter company has no meritorious defenses to the claims, even though the barter company is denying the claims. The amount due from the barter company as at September 30, 2000 is carried on the Company's accounts at the estimated fair value of the transferred merchandise ($302,472) less an allowance ($30,248) for estimated unrecoverable amounts, resulting in a net balance due of $272,224. The balance sheet as at September 30, 2000 reflects $136,112 of the fair value of the barter credit as a current asset (which is intended to be used within one year of the balance sheet date) and the remaining balance is reported under the category, "other assets".

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

NOTE 4.   SUBSEQUENT EVENTS
          -----------------

          A.   4% CONVERTIBLE DEBENTURES
               -------------------------

                    On October 27, 2000, the Company entered into an agreement with three investors for the sale of 4% convertible debentures and warrants for 250,000 shares of the Company's common stock. The transaction closed on November 7, 2000. Under the terms of the agreement, the principal amount of the 4% debentures is $1,500,000, consisting of a new debenture of $500,000 and the surrender of outstanding 0% $1,000,000 principal amount of convertible debentures dated March 7, 2000. The 4% $1,500,000 convertible debentures are due in August 2001, with a 5% premium on principal plus accrued interest. Interest is payable semi-annually, commencing December 1, 2000 and is convertible into common stock at the investors option. The 250,000 warrants are exercisable before November 7, 2003.

                    On or after the August 2001 maturity date, the holders of
               the 4% convertible debentures may convert the debentures into common shares under certain conditions, the maximum shares to be received by any one debenture holder being no greater than 9.9% of the then outstanding common stock, including other shares held by the debenture holder. Among other provisions of the agreement, including default, merger and common stock sale restrictions by the Company, the investors may elect to cause the Company to redeem the debentures including interest and a 30% redemption premium, from up to 50% of the net proceeds received under an equity drawdown facility (or other permitted financing) described in item B, below.

                    The Company received net cash proceeds of $440,000 in
               November 2000, consisting of 90% of the proceeds of $500,000 less $10,000 for the investors legal, administrative and escrow costs.

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

     Included in the net loss of $1,499,006 for the nine month period ended September 30, 2000 are several substantial non-cash charges to income aggregating approximately $978,000 relating to (a) the issuance of $1,000,000 principal amount of convertible debentures and (b) stock warrants and common stock shares issued for services rendered. In February 2000, we issued $1,000,000 principal amount of 0% convertible debentures, which may be converted into common stock on a current basis, at a conversion price of $.40 per share, the market value at the date of issuance of the debentures being $.74. The beneficial conversion feature attributable to the debenture issuance is required to be recognized in income, currently. We have allocated $325,000 to the debenture's beneficial conversion feature and such amount is reflected as a component of current interest expense. The accounts also reflect charges, in the amount of approximately $653,000 for the nine month period ended September 30, 2000, representing the allocable service costs of outstanding stock and warrants issued in connection with royalty, employment and other consulting agreements. There is no assurance that additional warrants or other securities will not be issued, or that additional charges will not be incurred for similar future transactions. Our business is to license names of celebrities for consumer products, and to issue warrants for our common stock to such celebrities as part of the licensing fee arrangements. In October 2000, we entered into an agreement for 4% convertible debentures with a principal amount of $1,500,000, pursuant to which the $1,000,000 principal amount of 0% convertible debentures issued in February 2000 were surrendered. Accordingly, we anticipate the continuance of these types of charges against earnings when we make additional licensing transactions with celebrities and celebrity athletes or when we enter service or financing agreements.

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

     In March 2000, we entered into an agreement pursuant to which certain investors agreed to purchase an aggregate of $1,000,000 principal amount of 0% convertible debentures due March 13, 2005 and warrants to purchase 2,500,000 shares of our common stock. We received gross proceeds of $1,000,000 from the transaction. The holders of the convertible debentures are entitled to convert the debentures into shares of common stock at a conversion price of $.40 per share. The warrants are exercisable before March 13, 2005 at a purchase price of $.75 per share. In October 2000, we entered into an agreement for the sale of $1,500,000 principal amount of 4% convertible debentures pursuant to which the outstanding principal amount of the 0% convertible debentures were surrendered.

     In October 2000, we entered into an agreement pursuant to which certain investors agreed to purchase an aggregate of $1,500,000 principal amount of 4% convertible debentures due on August 7, 2001 and warrants to purchase 250,000 shares of common stock. The principal amount of the 4% convertible debentures of $1,500,000, consists of principal in the amount of $500,000 and the surrender of outstanding 0% convertible debentures with a principal amount of $1,000,000 issued in March 2000. The 4% convertible debentures are due in August 2001 with a 5% premium on the principal and the accrued unpaid interest. The investors have the right to convert the interest into shares of common stock based on the average of the 5 lowest closing bid prices of the common stock over a 22 trading day period immediately prior to the interest payment date. The warrants are exercisable before November 7, 2003 at a purchase price per share of $0.0588. We agreed to enter into an equity line of credit type of transaction within 10 days of this transaction. If we are unable to pay the amounts due on the maturity date but we can draw down on the equity line of credit, we are to draw down the maximum amount each draw down period to pay the investors the full amount due. On or after the maturity date, the investors may convert the 4% convertible debentures into shares of common stock if a registration statement for the equity line of credit is not effective on the maturity date or if we do not draw down the maximum amount permitted each month under the equity line under an effective equity line of credit registration statement. The conversion price shall equal the lesser of (i) $0.054 or (ii) 85% of the average of the 5 lowest closing bid prices during the 22 trading days preceding the applicable conversion date. At the investors' election, we shall redeem the 4% convertible debentures, including interest and a redemption premium of 30%, using up to 50% of the net proceeds received pursuant to the equity line of credit and any other equity financing permitted under the agreement, and all proceeds received in an equity financing not permitted under the future financing restrictions. At the closing of the transaction, we received gross proceeds of $500,000, less payment to the escrow agent of $10,000 for the investors' legal, administrative and escrow costs, and less payment of a 10% placement agent fee. We also issued to the placement agent 75,000 shares of restricted common stock and a warrant to purchase 100,000 shares of common stock as part of the placement agent fee. The warrants are exercisable before November 7, 2003 at a purchase price per share of $0.0588. We believe that such sources of funds will be sufficient to fund our operations for the next nine months.

     In October 2000, we entered into an agreement for the future issuance and purchase of shares of our common stock which establishes what is sometimes termed an equity line of credit or an equity drawdown facility. In general, the drawdown facility operates as follows: the investor has committed to provide us with up to $5 million as we request it over a 24 month period, in return for shares of common stock we issue to the investor. Once every 29 trading days, we may request a draw of up to $5 million of that money, however, no single draw can exceed $5 million. We must wait at least 7 trading days after each 22 trading day drawdown period before requesting another drawdown. The maximum amount we actually can draw down upon each request will be determined by 4.5% of the volume-weighted average daily price of our common stock for the 3 month period prior to our request and the total trading volume for the 3 months prior to our request. Each draw down must be for at least $100,000. The number of shares registered under the registration statement for the resale of the common stock upon each drawdown may limit the amount of money we receive under the common stock purchase agreement. Moreover, the funds we may receive could be further limited by a provision of the common stock purchase agreement that prevents us from issuing shares to the investor to the extent the investor would beneficially own more than 9.9% of our then outstanding common stock. At the end of a 22-day trading period following the drawdown request, the final drawdown amount is determined based on the volume-weighted average stock price during that 22-day period. We then use the formulas contained in the common stock purchase agreement to determine the number of shares we will issue to the investor in return for that money. The per share dollar amount the investor pays for our common stock for each drawdown includes a 17.5% discount to the average daily market price of our common stock for the 22-day period after our drawdown request, weighted by trading volume. We will receive the amount of the drawdown less an escrow agent fee equal to $1,500 per drawdown and less a 10% placement fee. In lieu of making a commitment to the investor to draw a minimum aggregate amount, on October 31, 2000, we issued to the investor a stock purchase warrant to purchase up to 500,000 shares of our common stock and we also agreed to issue additional warrants to purchase a number of shares equal to 50% of the shares purchased by the investor on the settlement date of each drawdown. The common stock purchase warrant gives the investor an opportunity to purchase shares of our common stock even though we draw little or no amount of funds under the common stock purchase agreement. The warrants to purchase 500,000 shares of common stock has an exercise price of $0.0636 and expires October 31, 2003. The additional warrants issuable at each settlement date will be exercisable for 35 calendar days and have an exercise price equal to the weighted average of the purchase prices of the common stock during the applicable settlement period. At the closing we paid the escrow agent $10,000 for the investor's legal, administrative and escrow costs. Until an effective registration statement is in place, we cannot use and will not receive any funds from the equity line.

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

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     In October 2000, we commenced an action before the New York Supreme Court, County of New York, against SKR Resources, Inc. alleging breach of contract and conversion. On or about March 13, 2000, we entered into a contract with SKR Resources in which we agreed to sell, indemnify, and transfer title to SKR $457,104 worth of our products, and SKR agreed to establish a trade credit for our benefit in the amount of $457,104. Additionally, SKR Resources promised to place advertisements in several specific magazines, key to the launches of several of our products. In the complaint, we alleged that SKR Resources failed and neglected to perform the conditions of the contract by failing to establish the trade credit for $457,104, and that SKR Resources also breached the contract by not placing ads in several specific magazines. In the complaint, we also alleged that SKR Resources converted the property by failing to establish a trade credit in the amount of $457,104. In the proceeding, we seek a judgment against SKR Resources in the sum of $457,104, together with interest from May 22, 2000, the costs and disbursements of the action, and for such other and further relief. The complaint has only recently been served. We do not believe that SKR Resources has any meritious defense to our claims despite the answer to the statement of claims by SKR Resources denying all of our claims. The lawsuit may or may not be resolved in the near future. We believe that the allegations we made against SKR Resources have merit, and we expect that we may prevail in the proceeding in whole or in part; however, we cannot be sure that we will prevail, or that we will recover the relief sought, in whole or in part.

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

4% Convertible Debentures and Warrants

     We entered into agreements, dated as of October 27, 2000, for the sale of 4% convertible debentures with a principal amount of $1,500,000 and warrants to purchase 250,000 shares of common stock with Roseworth Group Ltd., Austost Anstalt Schaan and Balmore S.A., in transactions deemed to be exempt under
Section 4(2) of the Securities Act of 1933. The transaction closed on November 7, 2000. We made a determination that the three investors were sophisticated investors with enough knowledge and experience in business to evaluate the risks and merits of the investment. We have agreed to file a registration statement for the resale of the common stock underlying the securities issued under this transaction.

     The principal amount of the 4% convertible debentures is $1,500,000, consisting of (i) principal in the amount of $500,000, of which $250,000 was provided by Roseworth Group, $125,000 was provided by Austost Anstalt Schaan, and $125,000 was provided by Balmore Funds, and (ii) the surrender of outstanding 0% convertible debentures with a principal amount of $1,000,000, issued pursuant to the Convertible Debenture and Warrants Purchase Agreement, dated March 7, 2000, of which a principal amount of $400,000 was held by Roseworth Group Ltd., a principal amount of $250,000 was held by Austost Anstalt Schaan, and a principal amount of $350,000 was held by Balmore Funds. The 4% convertible debentures are due on August 7, 2001 with a 5% premium on the principal and the accrued unpaid interest. We may not pay the principal before the maturity date without the express written consent of the investors. Semi-annual interest payments are due and payable on December 1 and June 1 of each year, commencing with December 1, 2000. The investors have the right to convert the interest into shares of common stock based on the average of the 5 lowest closing bid prices of the common stock over a 22 trading day period immediately prior to the interest payment date.

     The warrants to purchase 250,000 shares of common stock are exercisable before November 7, 2003 at a purchase price of per share of $0.0588, which equals the average of the closing bid prices for the common stock on the 5 trading days immediately prior to the closing date. Of these warrants, Roseworth Group owns warrants to purchase 108,333 shares, Austost Anstalt Schaan owns warrants to purchase 62,500 shares, and Balmore Funds owns warrants to purchase 79,167 shares.

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

     On or after the maturity date, the investors may convert the 4% convertible debentures into shares of common stock if a registration statement for the equity line of credit is not effective on the maturity date or if we do not draw down the maximum amount permitted each month under the equity line under an effective equity line of credit registration statement. The conversion price shall equal the lesser of (i) $0.054, the average of the 5 lowest closing bid prices of the common stock during the 22 trading days immediately prior to the closing date of this transaction, or (ii) 85% of the average of the 5 lowest closing bid prices during the 22 trading days preceding the applicable conversion date.

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

     At the closing of the transaction, we received gross proceeds of $500,000, less payment to the escrow agent, Epstein Becker & Green P.C., of $10,000 for the investors' legal, administrative and escrow costs, and less payment of a 10% placement agent fee to Union Atlantic, L.C., which placement agent fee is net of payment to the escrow agent, Epstein Becker & Green P.C., of $5,000 for the investors' legal, administrative and escrow costs. We also issued to Union Atlantic, L.C. 75,000 shares of restricted common stock and a warrant to purchase 100,000 shares of common stock as part of the placement agent fee. The warrants are exercisable before November 7, 2003 at a purchase price per share of $0.0588, which equals the average of the closing bid prices for the common stock on the 5 trading days immediately prior to the closing date. We agreed to include such securities to the placement agent in the registration statement for the resale of the common stock underlying the 4% convertible debentures and warrants.

Equity Drawdown Facility

     We signed a common stock purchase agreement with Folkinburg Investments Limited, dated as of October 31, 2000, for the future issuance and purchase of shares of our common stock in a transaction deemed to be exempt under Section 4(2) of the Securities Act of 1933. We made a determination that Folkinburg was a sophisticated investor with enough knowledge and experience in business to evaluate the risks and merits of the investment. The transaction closed on October 31, 2000. The common stock purchase agreement establishes what is sometimes termed an equity line of credit or an equity drawdown facility. The common stock issuable upon each drawdown under the equity line of credit and upon the exercise of the warrants issued, including to the placement agent, is to be included in the registration statement we have agreed to file for the resale of the common stock.

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

     We did not make a commitment to Folkinburg to draw a minimum amount of funds under the common stock purchase agreement. In lieu of making a commitment to Folkinburg to draw a minimum aggregate amount, on October 31, 2000, we issued to Folkinburg a stock purchase warrant to purchase up to 500,000 shares of our common stock and we also agreed to issue additional warrants to purchase a number of shares equal to 50% of the shares purchased by Folkinburg on the settlement date of each drawdown. The common stock purchase warrant gives Folkinburg an opportunity to purchase shares of our common stock even though we draw little or no amount of funds under the common stock purchase agreement. The warrants to purchase 500,000 shares of common stock has an exercise price per share of $0.0636, which equals 110% of the volume-weighted average share price for the trading day prior to the date the warrant was issued, and expires October 31, 2003. The additional warrants issuable at each settlement date will be exercisable for 35 calendar days and have an exercise price equal to the weighted average of the purchase prices of the common stock during the applicable settlement period. Folkinburg agreed not to exercise any of the warrants if the number of shares of common stock it owns, plus the number of shares of common stock issuable upon exercise of the warrant, would equal or exceed 9.9% of our outstanding shares of common stock then issued and outstanding. Folkinburg has the right to waive such 9.9% limit restriction upon 61 days notice.

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

     At the closing of the transaction, we paid the escrow agent, Epstein Becker & Green P.C., $10,000 for Folkinburg's legal, administrative and escrow costs.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     The following exhibits are filed with this report:

Exhibit Number      Description of Exhibit
--------------      ----------------------

Exhibit 10.1        Convertible Debenture and Warrants Purchase
                    Agreement, dated as of October 27, 2000, between Famous Fixins, Inc. and Roseworth Group Ltd., Austost Anstalt Schaan and Balmore Funds, S.A.

Exhibit 10.2 Common Stock Purchase Agreement, dated as of October 31, 2000, between Famous Fixins, Inc. and Folkinburg Investments Limited

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

                                    FAMOUS FIXINS, INC.

Dated:  December 11, 2000           By: /s/ Jason Bauer
                                        ---------------
                                        Jason Bauer
                                        Chief Executive Officer and President