Form 10KSB
period 2000-12-31
FAMOUS FIXINS INC
filed 2001-03-30
CIK 1052706

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended December 31, 2000

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

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the 90 past days.
YES [ X ] NO [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. [ ]

     State issuer's revenues for its most recent fiscal year: $2,622,875

     The aggregate market value of voting and non-voting stock of the issuer held by non-affiliates on March 1, 2001 was $285,966, based on the closing bid price of the issuer's common stock on March 1, 2001 of $0.0312.

     As of March 1, 2001, 13,965,264 shares of the issuer's common stock were issued and outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE

                                    None.

 Transitional Small Business Disclosure Format (check one): YES [  ]  NO [X]

                               FAMOUS FIXINS, INC.

                                TABLE OF CONTENTS

                                                                         PAGE

PART I

Item 1.  Description of Business                                           4
Item 2.  Description of Property                                          18
Item 3.  Legal Proceedings                                                18
Item 4.  Submission of Matters to a Vote of Security Holders              18

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters         19
Item 6.  Management's Discussion and Analysis or Plan of Operation        24
Item 7.  Financial Statements                                             31
Item 8.  Changes in and Disagreements With Accountants on Accounting
         and Financial Disclosure                                         57

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
         Compliance With Section 16(a) of the Exchange Act                58
Item 10. Executive Compensation                                           60
Item 11. Security Ownership of Certain Beneficial Owners and Management   64
Item 12. Certain Relationships and Related Transactions                   67
Item 13. Exhibits and Reports on Form 8-K                                 72

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

     On May 28, 1998, we acquired Famous Fixins, Inc., a privately-held New York corporation formed on November 29, 1995 ("FFNY"), in a transaction viewed as a reverse acquisition. FFNY was a promoter and marketer of celebrity endorsed consumer products. It commenced business activities in 1995 and began sales operations in March 25, 1997. Pursuant to a Plan and Agreement of Reorganization, we issued 5,494,662 shares of common stock to Jason Bauer, as trustee for certain shareholders of FFNY, in exchange for 97% of the outstanding common stock of FFNY. Pursuant to the reorganization, the controlling shareholders became our controlling shareholders and officers and directors. FFNY became a majority-owned subsidiary of our company.

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

     As of March 1, 2000, we had 13,965,264 shares of our common stock issued and outstanding.

     We have not been subject to bankruptcy, receivership or any similar proceedings.

(b)   BUSINESS OF ISSUER

     We are a promoter and marketer of celebrity and athlete licensed consumer products for sale in supermarkets, mass merchandisers, drug chains, specialty stores and over the Internet. Our plan is to develop, market and sell licensed consumer products based on the diverse professional, cultural and ethnic backgrounds of various celebrities. We create consumer products which includes salad dressings, candy products, lip balm, and adhesive bandages, and has included breakfast cereals endorsed by professional athletes and sports teams. We promote and market our products directly to supermarket chain stores, mass merchandisers, drugstore chains, and specialty stores. We also operate an electronic commerce site from which our products may be purchased. We utilize a nationwide network of consumer brokers to distribute our products in supermarket chains, mass-merchandisers, drug stores, restaurants and specialty retail stores throughout the United States. We enlist third party manufacturers to produce our consumer products.

PRINCIPAL PRODUCTS AND SERVICES

Consumer Goods
--------------

     Britney Spears. We entered into an agreement Britney Brands, Inc. for the rights to use the name and likeness of musical artist Britney Spears in connection with the manufacture of a "Britney Spears CD Bubble Gum". We launched bubble gum in May 2000.

     'N Sync. We entered into an agreement with Winterland for the rights to use the name and likeness of the musical group 'N SYNC in connection with the manufacture and sale of lip balm featuring 'N SYNC group members. We launched the product in September 2000.

     Major League Baseball. Through our agreement with Major League Baseball, we market adhesive bandages bearing the logos of Major League Baseball teams and team mascots. We launched the product in July 2000 throughout the United States.

     Dave Mirra. We entered into an agreement with Dave Mirra for the rights to manufacture a shredded gum for sale to bike shops, toy stores and other merchandisers. We launched "Mirracle Boy BMX Bubble Gum" in July 2000. This product line was discontinued as of the last fiscal quarter of 2000.

     Tony Stewart. We entered into an agreement with Redline Sports Marketing, Inc. for the rights to use the name and likeness of Tony Stewart, the 1999 NASCAR Rookie of the Year. We launched "Tony Stewart Racecar Mints", a racecar-shaped mint, in July 2000. This product line was discontinued as of the last fiscal quarter of 2000.

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

Breakfast Cereal
----------------

     Boston Red Sox. Through our agreement with Major League Baseball, we marketed a breakfast cereal featuring the Boston Red Sox. We launched the cereal in the New England area in July 2000. This cereal line was discontinued as of the last fiscal quarter of 2000.

     Jeter's. We entered into an agreement with Turn 2, Inc. for the production of a breakfast cereal called "Jeter's" featuring Derek Jeter, shortstop for the World Series Champion New York Yankees. We launched this frosted flakes cereal in October 1999 in the New York market. This cereal line was discontinued as of the last fiscal quarter of 2000.

     Amazin' Mets Frosted Flakes. We had an agreement with Doubleday Enterprises, L.P., owner and operator of the New York Mets National League Baseball team, for promotional rights during the 1999 and 2000 baseball seasons to produce and sell a cereal product identified by the name and logos of the Mets. The cereal product may feature the images of eight or more Major League Baseball players on the Mets, and at least one version of the cereal product will feature Mets catcher Mike Piazza. We launched "Amazin' Mets Frosted Flakes" cereal in New York in October 1999. This cereal line was discontinued as of the last fiscal quarter of 2000.

FamousFixins.com
----------------

     On April 7, 1999, we launched Internet sales of our products. FamousFixins.com, our Internet marketing division intended to be an online supermarket for celebrity endorsed consumer products. Through this web site, consumers are able to purchase individual items. This electronic commerce service allow us to reach consumers in regions of the United States where our products are not carried in supermarkets.

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

     We have a distributorship agreement with NutraMax Products Inc. whereby NutraMax serves as our exclusive distributor of adhesive bandages which we sell pursuant to our agreement with Major League Baseball. Under the agreement, NutraMax pays us a sales payment of $0.915 for each package sold less a rebate payment of $0.625 and less a credit for returned, damaged, outdated or spoiled products. The agreement is for a two-year term, but may be earlier terminated by either party if the other party:

          -    becomes insolvent,
          -    is generally not paying its debts as such debts become due,
          -    makes an assignment for the benefit of creditors,
          - is the subject of any voluntary or involuntary case commenced under the federal bankruptcy laws, which, in the case of involuntary bankruptcy, is not dismissed within 90 days,
          -    is the subject of any other proceeding under other applicable laws of any jurisdiction regarding bankruptcy, insolvency, reorganization, adjustment of debt or other forms of relief for debtors,
          - has a receiver, trustee, liquidator, assignee, custodian or similar official appointed for it or for any substantial part of its property,
          -    is the subject of any dissolution or liquidation proceeding, or
          - continues to commit a material breach of the agreement after 30 days' written notice to cure such breach.


STATUS OF ANY PUBLICLY ANNOUNCED NEW PRODUCT OR SERVICE

    Not applicable.


COMPETITIVE BUSINESS CONDITIONS

      We face intense competition in our businesses against some large corporations and smaller specialized businesses, that have the name recognition to attract well-known celebrities and sell celebrity endorsed food products. We face day-to-day competition from numerous competitors who produce and market consumer products endorsed by celebrities. The range of competitors runs from large corporations, such as General Mills, Coca-Cola, Frito Lays, and Johnson & Johnson, to smaller competitors. Those corporations have far greater financial resources and business experience than we do. The range of products runs across the food category from sports drinks, soda, salad dressings to cereals, desserts and candy bars. Any celebrity endorsed product similar to our products sold in an ordinary supermarket is competition to us.

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

     Many other companies offer consumer products similar to ours. General Mills, the maker of the cereal Wheaties, is one of the largest companies that offer celebrity endorsed breakfast cereals. Johnson & Johnson makes one of the best known adhensive bandages, Band-Aid. Many other companies in competition with us have resources and experience far greater than we do. In addition, additional companies may seek to enter this business if we succeed in developing a successful business of developing and marking celebrity endorsed consumer products.


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

Manufacturer                     Location                     Consumer product
------------                     --------                     ----------------
Marzetti Foods                   Canton, Ohio                 salad dressing
Amurol Confections               Yorksville, Illinois         bubble gum
Ragold                           Chicago, Illinois            mints
Nutramax Products                Glouchester, Massachusetts   bandages
Jasper Foods/Gilster-Mary-Lee    Jasper, Missouri             cereals
Oralabs                          Englewood, Colorado          lip balm

DEPENDENCE ON MAJOR CUSTOMERS

     Although we target our products to a large number of supermarkets and upon a broad customer base, to each of whom is sold relatively small quantities of our products, in fiscal year 2000, SKR Resources, Inc. accounted for about 12% of our sales based on a discounted value of products of $302,471. On or about March 2000, we entered into a contract with SKR Resources, Inc. in which we agreed to sell, indemnify, and transfer title to SKR $457,104 worth of our products, and SKR agreed to establish a trade credit for our benefit in the amount of $457,104. We commenced an action against SKR Resources, Inc. alleging breach of contract and conversion, and are in discussions concerning settlement of the matter. Our other customers purchased our products in blocks and there is no on-going agreement for these customers to purchase our products. We do not believe that loss of any one of these customers would have a material adverse affect on our operations.

LICENSE AGREEMENTS

Major League Baseball Properties, Inc.
--------------------------------------

     For the license period ending on December 31, 2000, we had an agreement with Major League Baseball with Major League Baseball Properties, Inc. granting us the non-exclusive license to use the names, word marks, logos, uniform designs, colors and color combinations, trade dress, characters, symbols, designs, likenesses, visual representations, and such other similar or related identifications of Major League Baseball Properties and certain teams in connection with the manufacture, distribution, promotion, advertisement and sale of our cereal products and adhesive bandages.

     Under that license, we were required to pay a minimum guaranteed compensation to Major League Baseball Properties, against which royalties are credited, of $125,000 for the rights granted under the agreement, of which $100,000 was paid on December 31, 1999, and $25,000 was paid on April 30, 2000. For our products, we are required to pay royalties to Major League Baseball Properties in the amounts ranging from one percent to seven percent of net sales.

     We entered into an agreement with Major League Baseball for the license period from January 1, 2001 through December 31, 2002, for the non-exclusive license to utilize certain names, word marks, logos, uniform designs, mascots, images, colors and color combinations, trade dress, character, symbols, designs, likenesses and visual representations related to various Major League Baseball-affiliated entities for use in connection with the manufacture, distribution, promotion, advertisement and sale of adhesive bandages.

     Under the current license, we are required to pay a guaranteed compensation to Major League Baseball Properties, against which royalties are credited, of $30,000 for the rights granted under the agreement, payable in installments of $7,500 on April 30, 2001, September 30, 2001, April 30, 2002, and September 30, 2002. For our products, we are required to pay royalties to Major League Baseball Properties in the amount of seven percent of net sales. We are also required to provide the licensor with a merchandise credit of $500 during each year of the license period and with a promotional fee of $1,500 by March 1 of each year of the license period.

     Under the agreement, Major League Baseball Properties has agreed to indemnify, defend and hold us and our owners, shareholders, directors, officers, employees, agents, representatives, successors and assigns harmless from any claims, suits, damages or costs arising from challenges to Major League Baseball Properties' authority to license the rights granted to us or assertions to any claim of right or interest in or to the rights granted to us and used on our products, provided that we give prompt written notice, cooperates and assist in any such claim or suit, and provided further that Major League Baseball Properties has the option to undertake and conduct the defense of, and to settle, any such suit at its sole discretion.

     Under the agreement, we have agreed to indemnify, defend and hold Major Baseball Properties, the Major League Baseball Clubs, the Leagues and the Office of the Commissioner of Baseball, Major League Baseball Properties Canda, Baseball Television, Inc., MLB Advances Media, and their respective owners, shareholders, directors, officers, employees, agents, representatives, successors and assigns harmless from any claims, suits, damages and costs arising out of:

          - any actual or alleged unauthorized use of or infringement of any trademark, service mark, copyright, patent, process, method or device by us in connection with the licensed products;
          - any actual or alleged defects or deficiencies in the licensed products or in its use, or false advertising, fraud, misrepresentation or other claims related to the licensed products not involving a claim of right to the licensed rights;
          - any unauthorized use of the licensed rights or any other names, word marks, logos, uniform designs, mascots, images, colors and color combinations, trade dress, characters, symbols, designs, likenesses and visual representations owned, controlled, first used or applied for in or registered with the U.S. Patent and Trademark Office by the licensing party;
          -    any breach by us of the agreement;
          - any actual or alleged libel or slander against, or invasion of the right of privacy, publicity or property of, or violation or misappropriation of any other right of any third party;
          - agreements or alleged agreements made or entered into by us to effectuate the terms of the agreement;
          - our distribution methods, practices, or policies relating to the licensed products; or
          - our promotional, marketing, or advertising activities involving or related to the licensed products or to the licensor or any of its affiliates.

     Major League Baseball Properties has the right to terminate the agreement without any right to cure if:

          -    we fail to obtain or maintain liability insurance;
          - any governmental agency or court of competent jurisdiction finds that the licensed products are defective;
          -    we breach certain undertakings pursuant to the license;
          -    we undergo a change in majority or controlling ownership;
          -    if your breach is incapable of complete cure;
          - if we are in default with a lender possessing an approved security interest in the licensed products; or
          - if we breach any existing agreement with Major League Baseball Property or affiliate and we fail to cure.

     Major League Baseball Properties has the right to terminate the agreement if we default on, and fail to cure within ten business days, the following occurrences:

          -    we fail to make timely payment, or fail to satisfy outstanding payment obligations, to Major League Baseball Properties;
          -    we fail to deliver an accounting statement or to give access to our premises or license records;
          -    we are unable to pay our debts when due;
          - we make any assignment for the benefit of creditors or an arrangement pursuant to any bankruptcy law;
          - we file or have filed against us any petition under the bankruptcy or insolvency laws of any jurisdiction, county or place;
          - we shall have or suffer a receiver or trustee to be appointed for our business or property;
          -    we are adjudicated a bankrupt or an insolvent;
          - we fail to commence in good faith to manufacture, distribute and sell each licensed product throughout the licensed territory within any twelve month period;
          -    we discontinue our business as it is now conducted;
          -    we breach any term of the agreement; or
          - our accounting statements furnished to Baseball Properties are significantly or consistently understated.

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

     As compensation, Britney Brands is entitled to royalty of 9% of net sales on all units that we sell or that we distribute on for promotional, marketing or goodwill purposes. If we provide a higher royalty rate to another pop musical entertainment personality for a similar product, we will provide Britney Brands with the same royalty rate. Britney Brands is entitled to an advance of $150,000, of which $50,000 was paid at the signing of the license, a $25,000 payment due November 1, 2000 was not paid, and a further $75,000 payment is due by July 31, 2002. Royalties are credited against the advances. Britney Brands is entitled to a minimum royalty guarantee of $150,000, including the advances. We agreed to make a non-refundable payment of $10,000 to the Britney Spears Foundation. We issued to Britney Brands warrants to purchase a total of 200,000 shares of our common stock. The warrants are exercisable at $0.25 per share and terminate on November 22, 2004.

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

     Britney Brands is to indemnify, hold harmless and defend us and our affiliates, officers, directors and employees against any claims, liabilities, demands, and expenses arising solely out of our use of the licensed subject matter. Britney Brands is not liable for any consequential damages or loss of profits that we may suffer from the use of the licensed subject matter.

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

     Britney Brands has the right to immediately terminate the license if we fail to cure upon 7 days written notice if any of the following occurs:

          - we fail to immediately discontinue the advertising, distribution or sale of products which do not contain the appropriate legal legend or notice;
          - we breach any of the provisions of the license relating to the unauthorized assertion of rights in the licensed subject matter; or
          -    we fail to make timely royalty payments;

     Britney Brands may terminate the license if we fail to cure a breach to its satisfaction on 30 days prior written notice if:

          -    we fail to obtain or maintain insurance;
          -    we fail to distribute, ship and sell the product by June 1, 2000, and to use best efforts in distribution, shipment and sale;
          -    we fail to timely submit preliminary samples of the product for approval;
          -    a petition in bankruptcy is filed by or against us;
          - we are adjudicated bankrupt or insolvent, or make an assignment for the benefit of creditors or an arrangement pursuant to any bankruptcy law;
          -    we discontinue our business;
          - a receiver is appointed for us or our business and such receiver is not discharged within 30 days;
          - our corporation or any of our controlling shareholders, officers, directors or employees take any actions in connection with the manufacture, sale, distribution or advertising of the product which damages or reflects adversely upon Britney Brands, Britney Spears or the licensed subject matter; or
          - we violate any of our other obligations or breach any of our covenants, agreements, representations or warranties.

     The license expires on October 29, 2002.

'N SYNC
-------

     We have a non-exclusive license with Winterland to manufacture, advertise, distribute, and sell lip balm bearing 'N SYNC's name, symbols, emblems, designs, service marks, trademarks, copyrights in graphic designs, logos, visual representations, and likenesses of 'N SYNC in the United States and Canada. Ownership of all intellectual property rights, including copyright, patent and trademark rights, in the lip balm remain 'N SYNC's sole and complete property.

     As compensation, Winterland is entitled to 9% of the wholesale selling price on net sales of lip balms with a guaranteed minimum payment of $100,000. If we enter into a more favorable license agreement with any third party for a similar product, we will provide Winterland those favorable rates. We paid Winterland a non-refundable advance of $50,000 against royalties. The contract provided for the payment of the balance of $25,000 on or before November 1, 2000 and $25,000 on or before January 31, 2002. In August 2000, we agreed with Winterland to reduce the royalty rate to 5% and to apply certain unpaid guaranteed minimum payment towards payments in connection with a future 'N SYNC product.

     'N SYNC shall indemnify, hold harmless and defend us against any claims, liabilities, demands, costs and expenses, including reasonable attorneys' fees, arising out of any breach by 'N SYNC of any representation, warranty, or agreement made.

     We are to indemnify and hold 'N SYNC and its officers, directors and shareholders harmless from:

          - any claims or suits arising out of any alleged defects in the lip balm;
          - our unauthorized use of any patent, process, method, or device, infringement of any copyright, trade name, patent, libel or invasion of the rights of privacy or publicity or other property rights;
          -    our failure to perform;
          - our infringement or breach of any other personal or property right of any person, firm, or corporation pursuant to contractual agreement or any other relationship with us in connection with the preparation, manufacture, distribution, advertising, promotion or sale of lip balm or material relating to or naming or referring to any performers, personnel, marks or elements.

     We are to maintain a minimum insurance coverage of $1,000,000 combined, single limit for each single occurrence for bodily injury and $100,000 for property damage.

     We may not assign the license unless otherwise previously agreed in writing.

     'N SYNC shall have the right to immediately terminate this Agreement upon written notice to us upon the occurrence of any of the following:

          - we manufacture, sell, offer for sale, use or distribute any lip balm or advertising without having the prior written approval of 'N SYNC;
          - we fail to place lip balm on sale to the general public on or before the initial on-sale date, which is to be determined;
          - we fail to actively manufacture, advertise, distribute, or sell lip balm in all portions of the Licensed area;
          -    we fail to sell any lip balm during any calendar quarter;
          - we fail to make any payment or furnish any statement in accordance with the license agreement;
          - we fail to comply with any other of our obligations, or in the event a voluntary petition in bankruptcy is filed against us or an involuntary petition in bankruptcy is filed against us and not dismissed within 30 days thereafter or we take advantage of any insolvency law;

          then in any of such events, 'N SYNC shall have the right to:

          -    terminate this agreement; or
          - delete from the operation of this agreement any element of the lip balm or lip balm; or
          - require immediate payment of all royalties then due or becoming due, all upon written notice to us.

     The license expires on April 30, 2002.


Dave Mirra
----------

     We have an exclusive worldwide license with Dave Mirra, dated as of December 22, 1999, to launch a line of chewing gun and a line of cereal products bearing his name and likeness. We have the right to use the name, photograph, characterization, likeness, voice, image, and biographical data of Dave Mirra, and the right to use all other licenseable intellectual property rights held by Mirra to his name, image or identity in connection with the development, manufacture, distribution, promotion, and sale of the foods products. We have all rights, titles, and interests in and to the products, their formulae and secret ingredients, and their packaging and labeling. The license terminates on December 31, 2002. At termination, we have the right of first refusal to renew the license. We discontinued with the product in the last quarter of 2000.

Derek Jeter
-----------

     We had an exclusive license with Turn 2, Inc., dated as of May 31, 1999, to develop, manufacture, distribute, promote, and sell cereal products bearing Jeter's name and likeness in the United States. We have the right to use Jeter's name and likeness in connection with the advertisement and promotion by us of the products in television, radio, print and point of purchase. We also have the non-exclusive right to use Jeter's name and likeness in connection with certain merchandise that may be featured on the back panel of the endorsed products packaging, subject to the licensor's sole and exclusive discretion and approval. The right to cure applies only to a first-time default, and the agreement may be terminated immediately for subsequent defaults. The license term, which was to terminate on May 31, 2000, was orally extended through the 2000 Major League Baseball season. We discontinued with the product in the last quarter of 2000 in conjunction with the expiration of the license.

New York Mets
-------------

     We had a promotional agreement, dated September 10, 1999, with Sterling Doubleday Enterprises, L.P., owner and operator of the New York Mets National League Baseball team, for promotional rights during the 1999 and 2000 baseball seasons in connection with the sale and marketing of a cereal product identified by the name and logos of the New York Mets. Under the agreement, Sterling Doubleday is obligated to inform Major League Baseball Properties of its approval of our use of the Mets name and logos on our products. We discontinued with the product in the last quarter of 2000 in conjunction with the expiration of the license.

Tony Stewart
------------

     We had a limited, non-transferable license with Redline Sports Marketing, Inc. to manufacture, package, and ship mints bearing certain trademarks and copyrights of Redline. The license grants us a non-exclusive right to use the trademarks The Home Depot, Joe Gibbs Racing, Inc., #20, and Tony Stewart and the copyrights for the name, likeness and signature of "Tony Stewart" and the likeness of the #20 Joe Gibbs Racing Winston Cup Car in connection with the mints. The license permits us to sell the mints in the United States and its territories at race tracks or souvenir trailers or concenssionaires at racing events. We discontinued with the product in the last quarter of 2000 in conjunction with the expiration of the license.


NEED FOR GOVERNMENT APPROVAL

     Not applicable.

GOVERNMENT REGULATION

     Not applicable.

RESEARCH AND DEVELOPMENT

     Not applicable.

COMPLIANCE WITH ENVIRONMENTAL LAWS

     Not applicable.

INSURANCE

     We have general liability insurance in the aggregate amount of $3 million, including products liability coverage.

EMPLOYEES

     We have five full-time employees.

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

     We are in a proceeding, Site2Shop.com, Inc. v. Famous Fixins, Inc., in the Circuit Court of the 17th Judicial Circuit, in and for Broward County, Florida, in which Site2Shop claims that it is entitled to payment of $19,700 pursuant to a written agreement for advertising services, plus interest, costs and attorneys' fees. We have interposed an answer denying the claim, and intend to contest the action. The proceeding is in the process of discovery. We believe that resolution of this litigation will not have a material adverse affect on our financial position. We intend to vigorously defend the action, but we can give no assurance that we will prevail in this litigation.

     In October 2000, we commenced an action before the New York Supreme Court, County of New York, against SKR Resources, Inc. alleging breach of contract and conversion. On or about March 13, 2000, we entered into a contract with SKR Resources in which we agreed to sell, indemnify, and transfer title to SKR $457,104 worth of our products, and SKR agreed to establish a trade credit for our benefit in the amount of $457,104. Additionally, SKR Resources promised to place advertisements in several specific magazines, key to the launches of several of our products. In the complaint, we alleged that SKR Resources failed and neglected to perform the conditions of the contract by failing to establish the trade credit for $457,104, and that SKR Resources also breached the contract by not placing ads in several specific magazines. In the complaint, we also alleged that SKR Resources converted the property by failing to establish a trade credit in the amount of $457,104. In the proceeding, we seek a judgment against SKR Resources in the sum of $457,104, together with interest from May 22, 2000, the costs and disbursements of the action, and for such other and further relief. SKR Resources interposed an answer, and, prior to commencement of discovery procedures, the parties have discussed settlement of the action whereby SKR has stated its intention to provide the trade credits to which the Company is entitled. We anticipate that we may receive the use of the trade credits through the present settlement discussions. If those discussions do not resolve the matter, we believe we may prevail in the proceeding in whole or in part; however, we cannot express any range of possible recovery.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

                                   PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

General

     Our authorized capital stock consists of 25,000,000 shares of common stock, par value $.001 per share. As of December 31, 2000, we had 13,941,264 shares of common stock issued and outstanding.

     In October 2000, we entered into financing arrangements pursuant to which we issued 4% convertible debentures with a principal amount of $1.5 million and we established an equity line of credit for up to $5 million. We may be required to issue a significant number of shares in the event of conversion of debentures or draw downs on the equity line, which number may exceed our authorized capital. We intend to conduct a shareholders' meeting in fiscal year 2001 to authorize an increase in our authorized capital.

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

Dividends

     We have not paid any cash dividends on our common stock and do not expect to declare or pay any cash dividends in the near future. After paying interest on our outstanding convertible debentures. Future cash dividends, if any, will be at the discretion of our Board of Directors and will depend upon, among other things, our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions, and such other factors as the Board of Directors may deem relevant.

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

Fiscal Year    Quarter Ended             High             Low
-----------    -------------             ----             ---

1998           September 30, 1998        $1.75            $1.00
               December 31, 1998         $1.25            $0.25

1999           March 31, 1999            $1.625           $0.375
               June 30, 1999             $0.67            $0.350
               September 30, 1999        $0.52            $0.34
               December 31, 1999         $0.49            $0.25

2000           March 31, 2000            $0.6875          $0.1875
               June 30, 2000             $0.51            $0.17
               September 30, 2000        $0.203           $0.045
               December 31, 2000         $0.0938          $0.0156

     The foregoing quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

Holders

     The approximate number of holders of record of our common stock as of December 31, 2000 was 89. We estimate that there were approximately 1,571 beneficial holders of our common stock as of that date.

Sale of Unregistered Securities

     In October 2000, we granted Rich Seery, an employee of Famous Fixins, warrants to purchase 160,000 shares of our common stock in a transaction deemed to be exempted under Section 4(2) of the Securities Act of 1933. The warrants expire on June 30, 2005 and are exercisable as follows:

        -  presently, to purchase up to 40,000 shares at $.10 per share;
        - after June 30, 2001, to purchase up to an additional 30,000 shares at a 50% discount to the average closing bid price of the Company's common stock for the five consecutive business days ending on and including June 30, 2001;
        - after June 30, 2002, to purchase up to an additional 30,000 shares at a 50% discount to the average closing bid price of the Company's common stock for the five consecutive business days ending on and including June 30, 2002;
        - after June 30, 2003, to purchase up to an additional 30,000 shares at a 50% discount to the average closing bid price of the Company's common stock for the five consecutive business days ending on and including June 30, 2003; and
        - after June 30, 2004, to purchase up to an additional 30,000 shares at a 50% discount to the average closing bid price of the Company's common stock for the five consecutive business days ending on and including June 30, 2004.

If Seery's employment with Famous Fixins is terminated, at any time, for whatever reason, all unexercised warrants and all rights to such warrants, as of the date of termination, shall be immediately forfeited. We made a determination that Seery was a sophisticated investor with enough knowledge and experience in business to evaluate the risks and merits of the investment.

     We entered into agreements, dated as of October 27, 2000, for the sale of 4% convertible debentures with a principal amount of $1,500,000 and warrants to purchase 250,000 shares of common stock with Roseworth Group Ltd., Austost Anstalt Schaan and Balmore S.A., in transactions deemed to be exempt under
Section 4(2) of the Securities Act of 1933. The transaction closed on November 7, 2000. We made a determination that the three investors were sophisticated investors with enough knowledge and experience in business to evaluate the risks and merits of the investment. The principal amount of the 4% convertible debentures is $1,500,000, consisting of:

          - principal in the amount of $500,000, of which $250,000 was provided by Roseworth Group, $125,000 was provided by Austost Anstalt Schaan, and $125,000 was provided by Balmore Funds; and
          - the surrender of outstanding 0% convertible debentures with a principal amount of $1,000,000, issued pursuant to the Convertible Debenture and Warrants Purchase Agreement, dated March 7, 2000, of which a principal amount of $400,000 was held by Roseworth Group Ltd., a principal amount of $250,000 was held by Austost Anstalt Schaan, and a principal amount of $350,000 was held by Balmore Funds.

The 4% convertible debentures are due on August 7, 2001 with a 5% premium on the principal and the accrued unpaid interest. We may not pay the principal before the maturity date without the express written consent of the investors. Semi-annual interest payments are due and payable on December 1 and June 1 of each year, commencing with December 1, 2000. We have not paid accrued interest. We entered into an equity line of credit transaction on October 31, 2000, for which the shares issuable upon drawdowns on the equity line are the subject of this registration statement. If we are unable to pay the amounts due on the maturity date but we can draw down on the equity line of credit, we are to draw down the maximum amount each draw down period to pay the investors the full amount due. On or after the maturity date, the investors may convert the 4% convertible debentures into shares of common stock if this registration statement is not effective on the maturity date or if we do not draw down the maximum amount permitted each drawdown period under the equity line after this registration statement is effective. The conversion price shall equal the lesser of $0.054 or 85% of the average of the 5 lowest closing bid prices during the 22 trading days preceding the applicable conversion date. The maximum number of shares of common stock that may be received upon the conversion of the debentures by any one holder is 9.9% of our then-outstanding common stock after the conversion, including any other shares of common stock held by the holder. The warrants to purchase 250,000 shares of common stock are exercisable before November 7, 2003 at a purchase price of per share of $0.0588. Of these warrants, Roseworth Group owns warrants to purchase 108,333 shares, Austost Anstalt Schaan owns warrants to purchase 62,500 shares, and Balmore Funds owns warrants to purchase 79,167 shares. Under the agreements, we agreed to prepare and file a registration statement under the Securities Act for shares of common stock issuable upon the conversion of the convertible debentures and the warrants within 45 days of the closing date of the transaction. We agreed to use our best efforts to cause the registration statement to become effective within 90 days of the closing date or 5 days of SEC clearance to request acceleration of effectiveness. At the closing of the transaction, we received gross proceeds of $500,000, less payment to the escrow agent, Epstein Becker & Green P.C., of $10,000 for the investors' legal, administrative and escrow costs, and less payment of a 10% placement agent fee to Union Atlantic, L.C., which placement agent fee is net of payment to the escrow agent, Epstein Becker & Green P.C., of $5,000 for the investors' legal, administrative and escrow costs. We also issued to Union Atlantic, L.C. 75,000 shares of restricted common stock and a warrant to purchase 100,000 shares of common stock as part of the placement agent fee. The warrants are exercisable before November 7, 2003 at a purchase price per share of $0.0588. We agreed to include such securities to the placement agent in the registration statement for the resale of the common stock underlying the 4% convertible debentures and warrants.

     We signed a common stock purchase agreement with Folkinburg Investments Limited, dated as of October 31, 2000, for the future issuance and purchase of shares of our common stock in a transaction deemed to be exempt under Section 4(2) of the Securities Act of 1933. We made a determination that Folkinburg Investments was a sophisticated investor with enough knowledge and experience in business to evaluate the risks and merits of the investment. The common stock purchase agreement establishes what is sometimes termed an equity line of credit or an equity drawdown facility. In general, the drawdown facility operates as follows: the investor, Folkinburg Investments, has committed to provide us with up to $5 million as we request it over a 24 month period, in return for shares of common stock we issue to Folkinburg Investments. Subject to a maximum of 16 draws, once every 29 trading days, we may request a draw of up to $5 million of that money, however, no single draw can exceed $5 million. We must wait at least 7 trading days after each 22 trading day drawdown period before requesting another drawdown. The maximum amount we actually can draw down upon each request will be determined by 4.5% of the volume-weighted average daily price of our common stock for the 3 month period prior to our request and the total trading volume for the 3 months prior to our request. Each draw down must be for at least $100,000. At the end of a 22-day trading period following the drawdown request, the final drawdown amount is determined based on the volume-weighted average stock price during that 22-day period. We then use the formulas contained in the common stock purchase agreement to determine the number of shares we will issue to Folkinburg Investments in return for that money. The per share dollar amount Folkinburg Investments pays for our common stock for each drawdown includes a 17.5% discount to the average daily market price of our common stock for the 22-day period after our drawdown request, weighted by trading volume. We will receive the amount of the drawdown less an escrow agent fee equal to $1,500 per drawdown and less a 10% placement fee payable to the placement agent, Union Atlantic, L.C., which introduced Folkinburg Investments to us. In lieu of making a commitment to Folkinburg Investments to draw a minimum aggregate amount, on October 31, 2000, we issued to Folkinburg Investments a stock purchase warrant to purchase up to 500,000 shares of our common stock and we also agreed to issue additional warrants to purchase a number of shares equal to 50% of the shares purchased by Folkinburg Investments on the settlement date of each drawdown. The warrants to purchase 500,000 shares of common stock have an exercise price per share of $0.0636, which equals 110% of the volume-weighted average share price for the trading day prior to the date the warrants were issued, and expire on October 31, 2003. The additional warrants issuable at each settlement date will be exercisable for 35 calendar days and have an exercise price equal to the weighted average of the purchase prices of the common stock during the applicable settlement period. We agreed to file a registration statement under the Securities Act for shares of common stock issuable under the equity line of credit, including shares underlying warrants issued in connection with the equity line of credit, within 45 days of the closing date of the transaction. We agreed to use our best efforts to cause the registration statement to become effective within 90 days of the closing date or 5 days of SEC clearance to request acceleration of effectiveness. At the closing of the transaction, we paid the escrow agent, Epstein Becker & Green P.C., $10,000 for Folkinburg Investments' legal, administrative and escrow costs. We are in the process of seeking effectiveness of the required registration statement.

     In January 2001, we entered into an agreement with Castle Capital Partners, LLC for management consulting services. Under the agreement, Castle Capital is entitled to compensation at the rate of 12,000 shares of our restricted common stock per month for at least a two month period and a maximum of a four month period. The shares have piggyback registration rights. As of March 1, 2000, we issued Castle Capital 24,000 shares of restricted common stock in a transaction deemed to be exempted under Section 4(2) of the Securities Act of 1933. We made a determination that Castle Capital was a sophisticated investor with enough knowledge and experience in business to evaluate the risks and merits of the transaction.

     On March 2001, we granted Jason Bauer, pursuant to an amended employment agreement, effective April 12, 2001, to serve as President and Chief Executive Officer, 5-year options to purchase up to 1,500,000 shares of our common stock, proportioned to vest only after we achieve certain corporate milestones. The options are exercisable at $.03025 per share. These options are cumulative and are subject to anti-dilution rights. If any milestones are achieved in the same year, all such options shall vest at the time such milestone is achieved.

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

     The following discussion and analysis of our results of operations and our financial condition should be read in conjunction with the information set forth in the audited financial statements for the year ended December 31, 2000.

Results of Operations

     We did not engage in any substantive business activity from approximately April 6, 1996 to May 28, 1998. On May 28, 1998, we acquired FFNY in a transaction viewed as a reverse acquisition. FFNY was a promoter and marketer of celebrity endorsed consumer products, which commenced business activities in 1995 and began sales operations on March 25, 1997. Pursuant to the reorganization, the controlling FFNY shareholders became the controlling shareholders, the officers and the directors of our company. The following discussion describes the historical operations of FFNY, giving effect to our reorganization with us in May 1998.

     The following tables sets forth, for the periods indicated, the relationship between total sales and certain expenses and earnings items:

                                                   YEAR ENDED
                                                  DECEMBER 31,
                                   -----------------------------------------
                                      2000            1999           1998
                                   ----------      ----------     ----------
NET SALES                          $ 2,622,875     $2,515,966     $  276,006
COST OF GOODS SOLD                 $ 1,622,810     $1,590,438     $  193,143
GROSS PROFIT ON SALES              $ 1,000,065     $  925,528     $   82,863
OPERATING EXPENSES                 $ 2,294,352     $1,639,914     $  734,158
OTHER INCOME (EXPENSE)             $(1,507,737)    $  (22,407)    $  (14,026)
OPERATING INCOME (LOSS) BEFORE
  PROVISION FOR INCOME TAXES       $(2,802,024)    $ (736,793)    $ (629,974)
PROVISION FOR INCOME TAXES         $       410     $    1,339     $      669
NET INCOME (LOSS)                  $(2,802,434)    $ (738,132)    $ (630,643)

2000 v. 1999

     Sales for the year ended December 31, 2000 increased to $2,622,875 from $2,515,966, approximately 4% as compared to the same period in 1999. The slight increase in sales during the fiscal year 2000 resulted from the introduction of six new products in fiscal year 2000 and the expiration of several licenses with celebrities for ten cereal products and related merchandise.

     Cost of goods sold for the year ended December 31, 2000 was $1,622,810, approximately 62% of sales, as compared to $1,590,438, approximately 63% of sales, for the comparable period in 1999. Total cost of goods sold are expected to increase as more products are sold; however, cost of goods sold are expected to continue to decrease as a percentage of total sales as our sales volume grows, because several of the products that we introduced in fiscal year 2000 have license periods of three years, whereas many of the products that we discontinued in fiscal year 2000 had shorter license periods.

     Gross profit on sales for the year ended December 31, 2000 was $1,000,065, an increase of 8% as compared to the year ended December 31, 1999 of $925,528. The slight increase in gross profit is attributable to the six new products we introduced in fiscal year 2000 and the expiration of certain licenses and the discontinuation of ten cereal product lines.

     For the year ended December 31, 2000, as compared to the year ended December 31, 1999, operating expenses increased to $2,294,352 from $1,639,914, which represents a 40% increase in operation expenses, and which represents, as compared to the year ended December 31, 1999, an increase to 87% of sales from 65% of sales. The increase in our operating expenses in the year ended December 31, 2000 is due mainly to an increase in our general and administrative expenses, including expansion of our operations, creation of new product lines, licensing fees, the costs of stock warrants issued, and an increase in employee salaries. Operating expenses are expected to increase as new product lines are created and as more products are sold; however, operating expenses are expected to decrease as a percentage of total sales as our sales volume grows.

     For the year ended December 31, 2000, we operated at a net loss of $2,802,434, or $.21 per share basic, as compared to a net loss of $738,132, or $.07 per share basic, for the year ended December 31, 1999, partly due to the related costs of stock and warrants issued and the interest expense and financing costs associated with the issuance of convertible debentures. We may not experience profitability in fiscal year 2001, largely due to the related costs of stock and warrants issued and the issuance of convertible debentures. In fiscal year 2000, we discontinued ten cereal products in connection with the expiration of several licenses for products that we sold primarily in selected regions associated with the athlete or sports entity, and we have focused our efforts on a smaller number of products that we believe have broader territorial appeal. While the addition of new product lines may also create liquidity issues and demands on our limited resources, it is anticipated that our focus on a smaller number of products in connection with the expiration of certain licenses and discontinuation of certain products, may not have an unfavorable impact on income and liquidity.

     Included in the net loss of $2,802,434 for the year ended December 31, 2000 are several substantial non-cash charges to income aggregating approximately $2,166,674 relating to the surrender of $1,000,000 principal amount of 0% convertible debentures, the issuance of $1,500,000 principal amount of 4% convertible debentures, and stock warrants and common stock shares issued for services rendered and financing arrangements, and our entering into an equity line of credit for up to $5 million. In February 2000, we issued $1,000,000 principal amount of 0% convertible debentures. In October 2000, we entered into an agreement to issue, and issued, 4% convertible debentures with a principal amount of $1,500,000 due August 7, 2001 with a 5% premium, pursuant to which the $1,000,000 principal amount of 0% convertible debentures issued in February 2000 were surrendered. In October 2000, we entered into an agreement for an equity line of credit for up to $5 million. The conversion price of the 4% debentures equals the lesser of $0.054 or 85% of the average of the five lowest closing bid prices during the 22 trading days preceding the applicable conversion date. The beneficial conversion feature attributable to the debenture issuance is required to be recognized in income as an expense, currently. We have allocated $473,149 to the debenture's beneficial conversion feature and such amount is reflected as a component of current interest expense. We also allocated $75,000 to the interest expense attributable to the premium on the 4% debentures issued and $35,730 to the interest expense attributable to the equity line of credit. The accounts also reflect charges, in the amount of approximately $850,583, for the amortization and write-off of bond discounts and finance costs, in the amount of $732,212 representing the allocable service costs of outstanding stock and warrants issued in connection with royalty, employment and other consulting agreements. There is no assurance that additional warrants or other securities will not be issued, or that additional charges will not be incurred for similar future transactions. From time to time, we enter into service and financing agreements for the issuance of common stock or warrants for our common stock to celebrities as part of the licensing fee arrangements or to consultants. Accordingly, we anticipate the continuance of these types of charges against earnings when we make additional licensing transactions with celebrities or when we enter service or financing agreements.

     Our food sales business is not seasonal in nature. Inflation is not deemed to be a factor in our operations.

1999 v. 1998

     Sales for the year ended December 31, 1999 increased to $2,515,966 from $276,006, approximately 812% as compared to the same period in 1998. The increase in sales during the fiscal year 1999 resulted from licenses for the introduction of several cereal products and related merchandise featuring well-known athletes.

     Cost of goods sold for the year ended December 31, 1999 was $1,590,438, or approximately 63% of sales, as compared to $193,143, or approximately 70% of sales, for the year ended December 31, 1998. We expected total cost of goods sold to increase as more products are sold in fiscal year 2000. We expected cost of goods sold to continue to decrease as a percentage of total sales as our sales volume grew in fiscal year 2000.

     Gross profit on sales for the year ended December 31, 1999 was $925,528, an increase of 1,017% as compared to the year ended December 31, 1998 of $82,863. The increase in gross profits was attributable to our new cereal product line.

     For the year ended December 31, 1999, as compared to the year ended December 31, 1998, operating expenses increased to $1,639,914 from $748,184, which represents a 119% increase in operation expenses, and which represents a decrease to 65% of sales in 1999 from 271% of sales in 1998. The increase in 1999 in operating expenses was due mainly to an expansion of our operations, creation of new product lines, and licensing fees, including the related costs of stock warrants issued, in connection with new celebrity licenses obtained by us. We expected operating expenses to increase as more products were sold in fiscal year 2000. We expected operating expenses to decrease as a percentage of total sales as our sales volume grew in fiscal year 2000.

     We operated at a loss in the year ended December 31, 1999, losing $738,132, or $0.07 per share basic and $0.07 per share diluted, as compared to a net loss of $630,643, or $0.10 per share basic and $0.10 per share diluted, for the year ended December 31, 1998.

     We anticipated significant increases in revenues and gross profit in fiscal year 2000. We expected a trend of increased revenues and gross profits to continue because we launched nine new products for nine new celebrity licenses in 1999, and expected to launch two to four more new products for two to four more new celebrities in the spring of 2000. We anticipated that may not experience profitability in fiscal year 2000 because we expected our costs of goods sold and operating expenses to also increase significantly in the 2000 fiscal year.

     Our gross profits on product sales of our celebrity endorsed products were substantially in excess of the portion of the licensing costs which were computed and payable at specified percentages of product sales. However, the ultimate profitability to Famous Fixins from each particular individual celebrity license is dependent on total sales volumes of the related license products inasmuch as we are required to bear fixed charges to income for the cost of stock warrants issued which do not require cash outlays by us. During the years ended December 31, 1999 and 1998, charges to income for stock warrants related to licensing costs were $162,038 and $124,342, respectively.

     While the addition of new product lines may also create liquidity issues and demands on our limited resources, we anticipated that the increased revenues generated in 1999 by the new products would have a favorable impact on income and liquidity.

     Our business is not seasonal in nature, although we may experience fluctuations in sales of athlete endorsed products in connection with the respective athlete's professional season. Inflation is not deemed to be a factor in our operations.

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

     In October 2000, we entered into an agreement pursuant to which certain investors agreed to purchase an aggregate of $1,500,000 principal amount of 4% convertible debentures due on August 7, 2001 and warrants to purchase 250,000 shares of common stock. The principal amount of the 4% convertible debentures of $1,500,000, consists of principal in the amount of $500,000 and the surrender of outstanding 0% convertible debentures with a principal amount of $1,000,000 issued in March 2000. The 4% convertible debentures are due in August 2001 with a 5% premium on the principal and the accrued unpaid interest. To date, we have not paid any accrued interest in cash. The investors have the right to convert the interest into shares of common stock based on the average of the 5 lowest closing bid prices of the common stock over a 22 trading day period immediately prior to the interest payment date. The warrants are exercisable before November 7, 2003 at a purchase price per share of $0.0588. We agreed to enter into an equity line of credit type of transaction within 10 days of this transaction. If we are unable to pay the amounts due on the maturity date but we can draw down on the equity line of credit, we are to draw down the maximum amount each draw down period to pay the investors the full amount due. On or after the maturity date, the investors may convert the 4% convertible debentures into shares of common stock if a registration statement for the equity line of credit is not effective on the maturity date or if we do not draw down the maximum amount permitted each month under the equity line under an effective equity line of credit registration statement. The conversion price shall equal the lesser of $0.054 or 85% of the average of the 5 lowest closing bid prices during the 22 trading days preceding the applicable conversion date. At the investors' election, we shall redeem the 4% convertible debentures, including interest and a redemption premium of 30%, using up to 50% of the net proceeds received pursuant to the equity line of credit and any other equity financing permitted under the agreement, and all proceeds received in an equity financing not permitted under the future financing restrictions. At the closing of the transaction, we received gross proceeds of $500,000, less payment to the escrow agent of $10,000 for the investors' legal, administrative and escrow costs, and less payment of a 10% placement agent fee. We also issued to the placement agent 75,000 shares of restricted common stock and a warrant to purchase 100,000 shares of common stock as part of the placement agent fee. The warrants are exercisable before November 7, 2003 at a purchase price per share of $0.0588.

     In October 2000, we entered into an agreement for the future issuance and purchase of shares of our common stock which establishes what is sometimes termed an equity line of credit or an equity drawdown facility. In general, the drawdown facility operates as follows: the investor has committed to provide us with up to $5 million as we request it over a 24 month period, in return for shares of common stock we issue to the investor. Subject to a maximum of 16 draws, once every 29 trading days, we may request a draw of up to $5 million of that money, however, no single draw can exceed $5 million. We must wait at least 7 trading days after each 22 trading day drawdown period before requesting another drawdown. The maximum amount we actually can draw down upon each request will be determined by 4.5% of the volume-weighted average daily price of our common stock for the 3 month period prior to our request and the total trading volume for the 3 months prior to our request. Each draw down must be for at least $100,000. The number of shares registered under the registration statement for the resale of the common stock upon each drawdown may limit the amount of money we receive under the common stock purchase agreement. Moreover, the funds we may receive could be further limited by a provision of the common stock purchase agreement that prevents us from issuing shares to the investor to the extent the investor would beneficially own more than 9.9% of our then outstanding common stock. At the end of a 22-day trading period following the drawdown request, the final drawdown amount is determined based on the volume-weighted average stock price during that 22-day period. We then use the formulas contained in the common stock purchase agreement to determine the number of shares we will issue to the investor in return for that money. The per share dollar amount the investor pays for our common stock for each drawdown includes a 17.5% discount to the average daily market price of our common stock for the 22-day period after our drawdown request, weighted by trading volume. We will receive the amount of the drawdown less an escrow agent fee equal to $1,500 per drawdown and less a 10% placement fee. In lieu of making a commitment to the investor to draw a minimum aggregate amount, on October 31, 2000, we issued to the investor a stock purchase warrant to purchase up to 500,000 shares of our common stock and we also agreed to issue additional warrants to purchase a number of shares equal to 50% of the shares purchased by the investor on the settlement date of each drawdown. The warrants to purchase 500,000 shares of common stock have an exercise price of $0.0636 and expire on October 31, 2003. The additional warrants issuable at each settlement date will be exercisable for 35 calendar days and have an exercise price equal to the weighted average of the purchase prices of the common stock during the applicable settlement period. At the closing we paid the escrow agent $10,000 for the investor's legal, administrative and escrow costs. We are in the process of seeking effectiveness of a registration statement. Until an effective registration statement is in place, we cannot use and will not receive any funds from the equity line.

     We believe that the funds from the 4% convertible debentures, in conjunction with revenues from our operations, will be sufficient to fund our operations for the next five or six months. The $5 million equity line of credit, if we are able to draw down on a substantial portion of the $5 million equity line of credit to fund our operations as well as to repay the 4% convertible debentures with a principal amount of $1.5 million, if the debentures are not converted into equity, may be sufficient to fund our operations for the next twelve to twenty four months, depending upon our ability to draw down on the equity line.

     We believe that our future growth is dependent on the degree of success of current operations in generating revenues, and borrowings under our current credit facility, and the ability to obtain additional credit facilities, although there can be no assurance that we will be able to obtain any additional financing that we may require.

     The auditors' report to our financial statements for the year ended December 31, 2000 cites factors that raise substantial doubt about our ability to continue as a going concern. The factors are that we have incurred substantial operating losses since inception of operations and as at December 31, 2000 reflect deficiencies in working capital and stockholders' equity. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.


ITEM 7.  FINANCIAL STATEMENTS.

                             FAMOUS FIXINS, INC.
                             FINANCIAL STATEMENTS
                         YEAR ENDED DECEMBER 31, 2000

                               TABLE OF CONTENTS
                               -----------------

Financial Statements:

Independent Auditors' Report                                             F-1
Exhibit  "A"  -  Balance Sheets                                          F-2
Exhibit  "B"  -  Statements Of Operations                                F-3
Exhibit  "C"  -  Statements Of Cash Flows                                F-4
Exhibit  "D"  -  Statements Of Stockholders' Equity (Deficit)            F-6
Notes To Financial Statements                                            F-7

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

To the Board of Directors and Stockholders of Famous Fixins, Inc.:

     We have audited the accompanying balance sheets of Famous Fixins, Inc. as of December 31, 2000 and 1999, and the related statements of operations, cash flows and stockholders' equity (deficit) for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Famous Fixins, Inc. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred substantial losses from operations and has deficiencies in working capital and stockholders' equity at December 31, 2000, which raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.


                                                    /s/ FREEMAN & DAVIS LLP



New York, New York
February 22, 2001, except as to Note 14, which is as of March 23, 2001

                                       F-1
                                       32

                               FAMOUS FIXINS, INC.

                                 BALANCE SHEETS

                                                                       DECEMBER 31,
                                                                 -----------------------
                                                                    2000         1999
                                                                 ----------   ----------
                   ASSETS
                   ------

CURRENT ASSETS
--------------

   Cash and cash equivalents                                     $  343,164   $  475,325
   Investments in marketable equity trading securities               77,578      101,961
   Accounts receivable, less $5,000 allowance for doubtful
      accounts in 2000                                              527,840      176,475
   Merchandise inventory                                            321,116       69,542
   Unused barter credits - current portion                           75,618            -
   Prepaid expenses                                                  25,200       59,081
   Stock subscription receivable (all collected by April 2000)            -       47,500
                                                                 ----------   ----------

     TOTAL CURRENT ASSETS                                         1,370,516      929,884
                                                                 ----------   ----------

PLANT AND EQUIPMENT
-------------------


   Furniture and fixtures                                            15,804       15,804
   Machinery and equipment                                           34,077       25,576
                                                                 ----------   ----------
                                                                     49,881       41,380
     Less: Accumulated depreciation                                  17,165        8,089
                                                                 ----------   ----------

     NET PLANT AND EQUIPMENT                                         32,716       33,291
                                                                 ----------   ----------

OTHER ASSETS
------------

   Deferred debenture issuance costs, net of accumulated
      amortization ($3,175 in 2000; $2,500 in 1999)                     723       42,500
   Unused barter credits - noncurrent portion                       226,853            -
   Security deposits                                                  6,482        6,482
                                                                 ----------   ----------

     TOTAL OTHER ASSETS                                             234,058       48,982
                                                                 ----------   ----------

                                                                 $1,637,290   $1,012,157
                                                                 ==========   ==========

The accompanying notes are an integral part of these financial statements.

                                       F-2
                                       33

                                                                     EXHIBIT "A"


                               FAMOUS FIXINS, INC.

                           BALANCE SHEETS (CONTINUED)

                                                                        DECEMBER 31,
                                                                 --------------------------
                                                                     2000          1999
                                                                 -----------   ------------
                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

CURRENT LIABILITIES
-------------------

   4% convertible debentures                                     $ 1,575,000   $          -
   Short term loan payable                                            46,385              -
   Accounts payable and accrued expenses                             339,311        508,341
   Due to customers                                                   39,567        190,038
   Deferred officer's compensation payable                           115,626              -
   Taxes payable - other than on income                               11,335          9,544
   Income taxes payable                                                  580            625
                                                                 -----------    -----------

     TOTAL CURRENT LIABILITIES                                     2,127,804        708,548
                                                                 -----------    -----------

LONG-TERM LIABILITIES
---------------------

   5% convertible debentures, due October, 2002
     (principal amount - $38,975 in 2000; $450,000 in 1999)           37,600        389,586
   Deferred rent                                                       8,777              -
                                                                 -----------    -----------

     TOTAL LONG-TERM LIABILITIES                                      46,377        389,586
                                                                 -----------    -----------

STOCKHOLDERS' EQUITY (DEFICIT)
------------------------------

   Common stock, $.001 par value per share:
      Authorized 25,000,000 shares
      Issued and outstanding
           13,941,264 shares in 2000; 10,462,624 shares in 1999       13,940         10,462
   Additional paid-in capital                                      3,905,379      1,557,337
   Accumulated deficit                                            (4,406,210)    (1,603,776)
                                                                 -----------    -----------
                                                                    (486,891)       (35,977)
      Less: Unused advertising barter credits issued in exchange
                   for common stock                                  (50,000)       (50,000)
                                                                 -----------    -----------

     TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                           (536,891)       (85,977)
                                                                 -----------    -----------

                                                                 $ 1,637,290    $ 1,012,157
                                                                 ===========    ===========

The accompanying notes are an integral part of these financial statements.

                                      F-2A
                                       34

                                                                    EXHIBIT  "B"

                              FAMOUS FIXINS, INC.

                           STATEMENTS OF OPERATIONS

                                                           YEAR ENDED DECEMBER 31,
                                                         --------------------------
                                                             2000           1999
                                                         -----------    -----------
NET SALES                                                $ 2,622,875    $ 2,515,966
                                                         -----------    -----------

COST OF GOODS SOLD
   Merchandise inventory at beginning of year                 69,542         27,420
   Purchases                                               1,682,526      1,451,175
   Other direct costs                                        191,858        181,385
                                                         -----------    -----------
                                                           1,943,926      1,659,980
      Less: Merchandise inventory at end of year             321,116         69,542
                                                         -----------    -----------

TOTAL COST OF GOODS SOLD                                   1,622,810      1,590,438
                                                         -----------    -----------

GROSS PROFIT                                               1,000,065        925,528

OPERATING EXPENSES
   Selling expenses                                        1,074,717        995,971
   General and administrative expenses                     1,219,635        643,943
                                                         -----------    -----------

TOTAL OPERATING EXPENSES                                   2,294,352      1,639,914
                                                         -----------    -----------

OPERATING LOSS                                            (1,294,287)      (714,386)
                                                         -----------    -----------

OTHER INCOME (EXPENSE)
   Interest income                                            10,608          5,898
   Interest expense and financing costs                   (1,439,962)       (30,266)
   Unrealized gain (loss) on investments in marketable
      equity trading securities                              (24,383)         1,961
                                                         -----------    -----------

TOTAL OTHER INCOME (EXPENSE)                              (1,507,737)       (22,407)
                                                         -----------    -----------

LOSS BEFORE PROVISION FOR INCOME TAXES                    (2,802,024)      (736,793)

PROVISION FOR INCOME TAXES                                       410          1,339
                                                         -----------    -----------

NET LOSS                                                 $(2,802,434)   $  (738,132)
                                                         ===========    ===========

BASIC NET LOSS PER COMMON SHARE                          $     (0.21)   $     (0.07)
                                                         ===========    ===========

The accompanying notes are an integral part of these financial statements.

                                       F-3
                                       35

                                                                    EXHIBIT  "C"

                             FAMOUS FIXINS, INC.

                           STATEMENTS OF CASH FLOWS

                                                                         YEAR ENDED DECEMBER 31,
                                                                       --------------------------
                                                                           2000           1999
                                                                       -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                            $(2,802,434)   $  (738,132)
   Adjustments to reconcile net loss to net cash used in
      operating activities:
         Noncash items:
            Depreciation                                                     9,076          4,511
            Amortization and write-off of bond discounts and
               finance costs                                               850,583          6,054
            Deferred rent expense                                            8,777              -
            Interest expense paid by issuance of common stock                9,637              -
            Component of interest expense attributable to beneficial
               conversion feature of debentures issued                     473,149              -
            Component of interest expense attributable to premium
               on debentures issued                                         75,000              -
            Component of interest expense attributable to the cost
               of a line of credit                                          35,730              -
            Value of common stock issued for services
               received by the Company                                     217,799        121,826
            Value of warrants issued for services received
               by the Company                                              514,413        358,203
            Unrealized loss (gain) on investments in marketable
               equity trading securities                                    24,383         (1,961)
            Unused barter credits                                         (302,471)             -
         Purchase of investments in marketable equity trading
            securities                                                           -       (100,000)
         Changes in working capital                                       (771,187)       308,077
         Increase in security deposits                                           -         (4,082)
                                                                       -----------    -----------

NET CASH USED IN OPERATING ACTIVITIES
   (CARRIED FORWARD)                                                    (1,657,545)       (45,504)
                                                                       -----------    -----------

The accompanying notes are an integral part of these financial statements.

                                       F-4
                                       36

                                                                    EXHIBIT  "C"
                                                                    (CONTINUED)

                               FAMOUS FIXINS, INC.

                      STATEMENTS OF CASH FLOWS (CONTINUED)


                                                                         YEAR ENDED DECEMBER 31,
                                                                       --------------------------
                                                                           2000           1999
                                                                       -----------    -----------

NET CASH USED IN OPERATING ACTIVITIES
   (BROUGHT FORWARD)                                                   $(1,657,545)   $   (45,504)
                                                                       -----------    -----------

CASH FLOWS USED IN INVESTING ACTIVITIES:
   Payments for plant and equipment additions                               (8,501)       (22,665)
                                                                       -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of convertible debentures, net                 1,440,000        405,000
   Proceeds from borrowing against investment in marketable
      equity securities                                                     46,385              -
   Proceeds of stock subscriptions receivable                               47,500              -
   Proceeds from issuance of common stock, net                                   -        306,482
   Repayments of long-term debt to bank                                          -        (40,685)
   Repayments of note payable to related party, net                              -       (134,303)
   Decrease in subscribers' deposits on common stock, net                        -        (12,500)
                                                                       -----------    -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                1,533,885        523,994
                                                                       -----------    -----------

NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                                            (132,161)       455,825

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                             475,325         19,500
                                                                       -----------    -----------

CASH AND CASH EQUIVALENTS AT END OF YEAR                               $   343,164    $   475,325
                                                                       ===========    ===========

The accompanying notes are an integral part of these financial statements.

                                       F-5
                                       37

                                                                    EXHIBIT  "D"

                              FAMOUS FIXINS, INC.

                 STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                       TWO YEARS ENDED DECEMBER 31, 1999


                                                                      COMMON STOCK                                       UNUSED
                                                                ----------------------    ADDITIONAL                   ADVERTISING
                                                                                           PAID-IN      ACCUMULATED      BARTER
                                                    TOTAL         SHARES       AMOUNT      CAPITAL        DEFICIT        CREDITS
                                                 -----------    ----------    --------   -----------    -----------    ------------
BALANCE (DEFICIT) - JANUARY 1, 1999              $  (245,824)    6,883,891    $  6,883   $   662,937    $  (865,644)   $    (50,000)

Issuance of common shares in a securities
offering in February 1999 - net                      353,982     2,433,233       2,433       351,549              -               -

Issuance of common shares for services received      121,826     1,145,500       1,146       120,680              -               -

Issuance of warrants for services received           358,203             -           -       358,203              -               -

Issuance of warrants in connection with
convertible debentures issued                         63,968             -           -        63,968              -               -

Net loss for 1999                                   (738,132)            -           -             -       (738,132)              -
                                                 -----------    ----------    --------   -----------    -----------    ------------


BALANCE (DEFICIT) - DECEMBER 31, 1999                (85,977)   10,462,624      10,462     1,557,337     (1,603,776)        (50,000)

Issuance of common share for services received       217,799       575,000         575       217,224              -               -

Issuance of common shares on conversion of
convertible debentures, net                          423,391     2,903,640       2,903       420,488              -               -

Issuance of warrants for services received           514,413             -           -       514,413              -               -

Issuance of warrants and benenfical conversion
features in connection with convertible
debentures issued                                  1,160,187             -           -     1,160,187              -               -

Issuance of warrants in connection with
the cost of a line of credit                          35,730             -           -        35,730              -               -

Net loss for 2000                                 (2,802,434)            -           -             -     (2,802,434)              -
                                                 -----------    ----------    --------   -----------   ------------    ------------

BALANCE (DEFICIT) - DECEMBER 31, 2000            $  (536,891)   13,941,264    $ 13,940   $ 3,905,379   $ (4,406,210)        (50,000)
                                                 ===========    ==========    ========   ===========   ============    ============

The accompanying notes are an integral part of these financial statements.

                                       F-6
                                       38

                               FAMOUS FIXINS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2000

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
        ------------------------------------------

        BUSINESS ACTIVITIES OF THE COMPANY
        ----------------------------------

            The Company is a promoter and marketer of celebrity and athlete licensed consumer products for sale in supermarkets, other retailers and on the Internet. The Company develops, markets and sells licensed consumer products based on the diverse professional, cultural and ethnic backgrounds of various celebrities. The Company enters into licensing agreements with high profile athletes and other celebrities and creates consumer products which include various product lines consisting of breakfast cereals, salad dressings, candy products and adhesive bandages endorsed by the licensors. The Company utilizes a network of consumer brokers to distribute its products throughout the United States. Third party manufacturers produce the Company's various consumer products.

            The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplates continuation of the Company as a going concern. The Company has incurred substantial operating losses since inception of operations and as at December 31, 2000 reflects deficiencies in working capital and stockholders' equity. These conditions indicate that the Company may be unable to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

                                       F-7
                                       39

                               FAMOUS FIXINS, INC.

                                DECEMBER 31, 2000

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
        ------------------------------------------

        STOCK-BASED COMPENSATION - WARRANTS
        -----------------------------------

            The Company accounts for stock-based compensation using the fair-value based method prescribed in SFAS No. 123 "Accounting for Stock-Based Compensation". Compensation cost for all stock warrants issued by the Company is (a) measured at the grant date based on the fair value of the warrants and (b) recognized over the service period. See Note 11.

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

        OTHER COMPREHENSIVE INCOME
        --------------------------

            Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income", established standards for reporting and display of comprehensive income and its components in the financial statements. Besides net income, SFAS No. 130 requires the reporting of other comprehensive income, defined as revenues, expenses, gains and losses that under generally accepted accounting principles are not included in net income. As at December 31, 2000 and 1999, the Company had no items of other comprehensive income and as a result, no additional disclosure is included in the financial statements.

                                       F-8
                                       41

                               FAMOUS FIXINS, INC.

                                DECEMBER 31, 2000

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


            A.  CASH AND CASH EQUIVALENTS
                -------------------------

                    The Company maintains its cash balances in one financial
                institution located in New York, New York. The balances are insured by the Federal Deposit Insurance Corporation up to $100,000. As at December 31, 2000, the Company's bank statement balances in excess of such insurance were approximately $262,000.

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

            C.  ACCOUNTS RECEIVABLE
                -------------------

                    The Company's customer base consists primarily of
                supermarkets and other retailers located in the United States. Credit limits, ongoing credit evaluations and account monitoring procedures are utilized to minimize the risk of loss. The Company does not generally require collateral. In 2000, approximately 12% of the sales of the Company were derived from one customer (32% from two customers in 1999). See Note 10F in connection with a lawsuit instituted by the Company against the customer. Although the Company is directly affected by the well being of the retail food industry, management does not believe significant credit risk exists at December 31, 2000.

                                       F-9
                                       42

                               FAMOUS FIXINS, INC.

                                DECEMBER 31, 2000

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
        ------------------------------------------

        MERCHANDISE INVENTORY
        ---------------------

            Merchandise inventory is stated at the lower of cost or market value on a first-in, first-out basis.

        PLANT AND EQUIPMENT
        -------------------

            Plant and equipment are stated at cost, less accumulated depreciation. The cost of major improvements and betterments to existing plant and equipment are capitalized, while maintenance and repairs are charged to expense when incurred. Upon retirement or other disposal of plant and equipment, the profit realized or loss sustained on such transaction is reflected in income. Depreciation is computed on the straight-line method as follows:

                                               LIFE USED IN
                                                  COMPUTING
                                                   RATES OF
             CLASSIFICATION                    DEPRECIATION
             --------------                    ------------

             Furniture and fixtures                 7 years
             Machinery and equipment                5 years

        INCOME TAXES
        ------------

            Deferred income taxes result from the effects of temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements, and for the expected future tax benefits to be derived from tax loss carryforwards. A valuation allowance is recorded to reflect the likelihood of realization of deferred tax assets.

        RECLASSIFICATIONS
        -----------------

            Certain items have been reclassified in the 1999 financial statements to conform to account groupings used for financial reporting in 2000.


                                      F-10
                                       43

                               FAMOUS FIXINS, INC.

                                DECEMBER 31, 2000

NOTE 2. INVESTMENTS IN MARKETABLE EQUITY TRADING SECURITIES
        ---------------------------------------------------

            Marketable equity securities, classified as "trading securities", are carried at market value and consist of the following at year-end dates:

                                  NO. OF               UNREALIZED     MARKET
                                  SHARES      COST     GAIN (LOSS)    VALUE
                                  ------      ----     -----------    ------

December 31, 2000:
   Chase Vista Equity Growth
      Class A Fund                 8,525    $100,000     $(22,422)    $ 77,578
                                   =====    ========     ========     ========

December 31, 1999:
   Chase Vista Equity Growth
      Class A Fund                 8,525    $100,000     $  1,961     $101,961
                                   =====    ========     ========     ========


            Trading securities are stated at fair value with unrealized gains and losses reported in income. Realized gains and losses are determined on the specific identification method and are reflected in income. See
        Note 7 for details of short-term borrowing against the investments in marketable equity trading securities at December 31, 2000.

NOTE 3. UNUSED ADVERTISING BARTER CREDITS
        ---------------------------------

            In July 1998, the Company issued 125,000 shares of its common stock in exchange for advertising services and credits to be provided in the current and future periods. The exchange was accounted for on the basis of $1.00 per share of common stock issued (the then prevailing price of the Company's shares) for an aggregate of $125,000, such amount being equal to the value of the advertising services and credits. Of such amount, $75,000 was charged to income in 1998, for advertising services utilized by the Company in its operations. At December 31, 2000 and 1999, $50,000 of unused advertising barter credits are available in connection with specified future radio spot advertisements and is reflected in the accounts as a contra to stockholders' equity. Such amount is valued at the estimated cost of services to be received by the Company which are usable without any additional cash payments.

            See Note 10F for details of other barter credits received in April 2000 with a carrying amount of $302,471 at December 31, 2000.

                                      F-11
                                       44

                               FAMOUS FIXINS, INC.

                                DECEMBER 31, 2000

NOTE 4. 4% CONVERTIBLE DEBENTURES PAYABLE ($1,575,000)
        ----------------------------------------------

            The Company received $1,000,000 proceeds under a 0% Convertible Debenture and Warrant Purchase Agreement dated March 7, 2000. Pursuant to the agreement, three "investors" acquired an aggregate of $1,000,000 principal amount of debentures due March 2005, convertible into the Company's common stock at a conversion price of $.40 per share ($.74 per share market value at the acquisition date) and warrants to purchase 2,500,000 shares of common stock, exercisable between March 2000 and March 2005 at a price of $.75 per share.

            The beneficial conversion feature of the 0% $1,000,000 debentures and the fair market value of the warrants issued is $1,000,000 (such amount being limited to the amount of the proceeds received), all of which has been credited in the accounts in March 2000 as additional paid-in-capital. The Company also allocated (a) $325,000 to the beneficial conversion feature, all of which was charged as a component of the year 2000 interest expense and (b) $675,000, the remainder, was accounted for as bond discount, to be reflected as a reduction of the carrying amount of the debentures, and amortizable as a component of interest expense over the term of the indebtedness.

            On October 27, 2000, the Company entered into another agreement with the "investors" for the issuance of $1,500,000 4% Convertible Debentures and 250,000 warrants for shares of the Company's common stock. Under the terms of the agreement, the $1,500,000 principal amount of the 4% debentures was issued for cash of $500,000 and the surrender of the outstanding $1,000,000 of 0% Convertible Debentures described above. The entire issue of the $1,500,000 4% Convertible Debentures is due on August 7, 2001, with a 5% premium on principal, plus accrued interest. The debentures are convertible into common stock commencing on the maturity date at a conversion price of the lesser of $.054 per share or an amount computed under a formula, based on the discounted average of the lowest bid prices during a period preceding the conversion date.

            The conversion of the 4% debentures into common shares is subject to the condition that, no debenture holder may own an aggregate number of shares, including conversion shares, which is greater than 9.9% of the then outstanding common stock. Other provisions of the agreement, include default, merger and common stock sale restrictions on the Company. The debenture holders may cause the Company to redeem debentures, with interest and a 30% payment premium, from up to 50% of the net proceeds received under an equity line of credit type of agreement (described in Note 5 below) or other permitted financing. The equity line of credit agreement was a condition to the October 27, 2000, 4% Convertible Debenture and Warrants Purchase Agreement.

                                      F-12
                                       45

                               FAMOUS FIXINS, INC.

                                DECEMBER 31, 2000

NOTE 4. 4% CONVERTIBLE DEBENTURES PAYABLE ($1,575,000) (CONTINUED)
        ----------------------------------------------

            Based up a debenture conversion price of $.054 per share (and a market value of the Company's common stock of $.07 per share at the date of acquisition), the beneficial conversion feature of the additional $500,000 debentures issued for cash is $148,148. The fair market value of the 250,000 warrants is $12,038. The aggregate amount of $160,186 is credited in the accounts as additional paid in capital.

            Interest on the 4% convertible debentures is payable semi-annually, commencing December 1, 2000, and is convertible into common stock at the investors' option. Interest due on December 1, 2000 on the $1,500,000 4% debentures was not paid by the Company. Due to the non-payment of interest, the debenture holders have the right to consider all of the debentures immediately due and payable. As a result, based on the foregoing, the Company made charges to its operations in the fourth quarter of 2000 of $969,769, reflected under the category "interest expenses and financing costs", as follows: (i) unamortized bond discount
        - $596,250; (ii) unamortized financing costs on debentures - $138,333;
        (iii) beneficial conversion feature on $500,000, 4% debentures - $148,148; (iv) fair market value of 250,000 warrants - $12,038 and; (v) 5% bond premium - $75,000. The financial statements as at December 31, 2000, reflect the principal amount of the 4% debentures of $1,575,000, (including the 5% premium of $75,000) as a current liability.

NOTE 5. EQUITY DRAWDOWN FACILITY
        ------------------------

            On October 31, 2000, the Company entered into an equity line of credit type of agreement for the future sale of shares of its common stock and warrants. Under the agreement, which is subject to various conditions, an investor has committed to provide up to $5 million, at the Company's request, over a 24 month period, to be applied to the purchase price of the Company's common stock. The Company may request at specified intervals, $100,000 minimum equity drawdowns, with maximum drawdown amounts at each request based on 4.5% of (i) the weighted average price of the Company's common stock for a prescribed period prior to the request multiplied by (ii) the total trading volume during such period. As at December 31, 2000 the minimum drawdown requirement has not been met. Drawdowns may be further limited due to a provision in the agreement that prevents the Company from issuing shares to the extent that the investor would beneficially own more than 9.9% of the Company's then outstanding common stock. Under the agreement, the Company is required to file a Registration Statement with the Securities and Exchange Commission before the investor is obligated to accept a drawdown request by the Company. Consequently, until such Registration Statement is effective, the Company will not receive any funds under the agreement.


                                      F-13
                                       46

                               FAMOUS FIXINS, INC.

                                DECEMBER 31, 2000

NOTE 5. EQUITY DRAWDOWN FACILITY (CONTINUED)
        ------------------------

            The per share amount to be received by the Company for the sale of its common stock on each equity drawdown shall be reduced by a 17.5% discount on the market price of the shares (as defined in the agreement). The proceeds of sale will also be reduced by escrow agent fees and a 10% placement fee. At the October 31, 2000 closing, the Company issued a stock purchase warrant for up to 500,000 shares of common stock to the investor at an exercise price of $.0636 per share, such warrant to expire on October 31, 2003. The value of the 500,000 stock warrant ($35,730) is charged to interest expense. The Company has also agreed to issue additional warrants for shares equal to 50% of the shares purchased by the investor on each drawdown. There are various other conditions to the agreement, including the investor's right to terminate the agreement under specified events. At the closing, the Company paid $10,000 for the investor's legal and other expenses. See
        Note 4 in connection with an election by the holders of the 4% Convertible Debentures to apply a portion of the proceeds of the equity drawdowns to redeem their debentures.



NOTE 6. 5% CONVERTIBLE DEBENTURES PAYABLE
        ---------------------------------

            In October, 1999 the Company entered into two Convertible Debenture and Warrants Purchase Agreements pursuant to which the investors agreed to purchase, for $550,000, an aggregate of $550,000 principal amount of 5% Convertible Debentures (5% Debentures) convertible into common stock and Warrants to purchase 139,152 shares of the Company's common stock. The debentures mature in October, 2002.

            The Company received the proceeds of the debentures in October 1999 ($450,000 principal) and February 2000 ($100,000 principal) less $55,000 of debt issuance costs. Such costs are amortized as a component of interest expense over the term of the 5% Debentures.

            The 5% Debenture holders are entitled to convert, at any time, any portion of the principal of the 5% Debentures to common stock at a conversion price for each share at the lower of (a) 80% of the market price at the conversion date or (b) $.55. The 5% Debentures include an option by the Company to exchange the Debentures for Convertible Preferred Stock.

            In accordance with the agreements, the Company issued an aggregate of 139,152 Warrants for the purchase of the Company's common stock, exercisable between October 30, 1999 and October 30, 2004 at a purchase price of $.494 per share (125% of the market price on the closing date). The fair value of the Warrants in the amount of $63,968 is accounted for as additional paid-in capital with the resulting discount reflected as a reduction of the carrying amount of the 5% Debentures. The discount is amortized as a component of interest expense over the term of the 5% Debentures.

                                      F-14
                                       47

                               FAMOUS FIXINS, INC.

                                DECEMBER 31, 2000

NOTE 6. 5% CONVERTIBLE DEBENTURES PAYABLE (CONTINUED)
        ---------------------------------

            During 2000, the Company issued 2,903,640 shares of its common stock upon conversion of $511,025 principal amount of such debentures (and unpaid interest of $9,637), resulting in $38,975 principal amount outstanding at December 31, 2000. At the conversion date, unamortized debt issuance and warrant costs related to the debt conversion were charged to additional paid-in capital.

            The following summarizes the outstanding balance of the 5% Debentures at December 31, 2000 and 1999:

                                                               2000      1999
                                                              -------  --------

              Outstanding principal amount of 5% Debentures   $38,975  $450,000
              Less: Unamortized discount for Warrants issued    1,375    60,414
                                                               ------  --------

              CARRYING AMOUNT                                 $37,600  $389,586
                                                              =======  ========


NOTE 7. SHORT TERM LOAN PAYABLE
        -----------------------

            As at December 31, 2000, the Company is indebted to a securities brokerage firm in the amount of $46,385 under a short term loan (margin loan) which is secured by the Company's investment in marketable equity trading securities. The indebtedness bears interest at the rate of 11.125% at December 31, 2000.

NOTE 8. ADVERTISING
        -----------

            The Company charges to expense all advertising costs as incurred. The aggregate advertising expense incurred by the Company was approximately $103,000 and $279,000 for the years ended December 31, 2000 and 1999, respectively. See Note 3 for the details of unused advertising barter credits of $50,000 which are included in the accounts as a contra to stockholders' equity at December 31, 2000 and 1999 and
        Note 10F for details of other barter credits with a carrying value of $302,471 at December 31, 2000.

                                      F-15
                                       48

                               FAMOUS FIXINS, INC.

                                DECEMBER 31, 2000

NOTE 9. INCOME TAXES
        ------------

            Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and operating loss carryforwards. Significant items comprising the net deferred tax asset at December 31, 2000 are:

            Net operating loss carryforwards                          $496,000
            Other items                                                 60,000
                                                                      --------
            Total deferred income tax assets                           556,000
            Less: deferred tax asset valuation allowance               556,000
                                                                      --------

            NET DEFERRED TAX ASSET                                    $      -
                                                                      ========

            The elements comprising the differences in the income tax expense between the federal statutory rate and the Company's effective rate for the years ended December 31, 2000 and 1999 are shown as follows:

                                                        2000       1999
                                                     ---------  ---------

 Income tax credit computed at the statutory rate    $(952,800) $(250,500)
 Permanent non-deductible expenses                     608,900    145,000
 Unrecorded tax benefits                               344,310    106,839
                                                      --------  ---------

 TOTAL INCOME TAX PROVISION                          $     410  $   1,339
                                                     =========  =========

            At December 31, 2000, the Company has net operating losses, for federal income tax purposes, of approximately $1,460,000 available to offset future taxable income, all of which expire by 2020. Realization is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. This and other components of the Company's deferred tax asset accounts are described above. As at December 31, 2000, the Company has provided a valuation allowance to reduce its net deferred tax asset to zero. The amount of the deferred tax asset considered realizable, however, can be revised in the near term based upon future operating conditions during the carryforward period.

                                      F-16
                                       49

                               FAMOUS FIXINS, INC.

                                DECEMBER 31, 2000


NOTE 10. COMMITMENTS AND CONTINGENCIES
         -----------------------------

        A.  ROYALTY CONTRACTS
            -----------------

                The Company has various celebrity licensing agreements which generally cover worldwide sales of its products. The contracts generally specify that the Company shall pay royalties based on net annual merchandise sales and provide for certain minimum guarantees for the licensors. Minimum aggregate royalty guarantees (including the unearned cost of common stock warrants) are as follows:

                           YEAR ENDING
                           DECEMBER 31,
                           ------------

                                   2001                $ 49,072
                                   2002                 143,767
                                                       --------

                                  TOTAL                $192,839
                                                       ========

                Total royalty expense charged to operations (including the recognized portion of the cost of common stock warrants as described in Note 1) under the foregoing contracts for the years ended December 31, 2000 and 1999 were approximately $484,000 and $478,000, respectively.

                                      F-17
                                       50

                               FAMOUS FIXINS, INC.

                                DECEMBER 31, 2000

NOTE 10. COMMITMENTS AND CONTINGENCIES (CONTINUED)
         -----------------------------

        B.  REAL PROPERTY LEASE
            -------------------

                Rental commitments under a noncancellable operating lease for the Company's office facilities located in New York, New York are as follows:

                                   YEAR ENDING
                                  DECEMBER 31,        AMOUNT
                                  ------------        ------

                                          2001     $  40,230
                                          2002        42,912
                                          2003        44,923
                                          2004        46,935
                                          2005        15,645
                                                    --------

                                         TOTAL      $190,645
                                                    ========

                Rent expense charged to operations, inclusive of common charges, was approximately $43,000 and $19,000 for the years ended December 31, 2000 and 1999, respectively.

            C. TRANSPORTATION EQUIPMENT LEASE
               ------------------------------

                The Company is obligated under the terms of an operating lease for transportation equipment utilized by it. Future minimum annual payments under this noncancellable operating lease for the year ended December 31, 2001 are $7,260.

                Total transportation equipment lease expense charged to
            operations was approximately $10,000 and $15,000 for the years ended December 31, 2000 and 1999, respectively.

            D. AGREEMENT WITH EXECUTIVE OFFICER
               --------------------------------

                Pursuant to an agreement with the Company's chief executive officer, if there is a "Change in Control" of the Company as defined in the agreement, the officer shall have the right to terminate such agreement and shall be entitled to a lump sum payment equal to 290% of his base amount as defined in Section 280(G) of the Internal Revenue Code. (See Note 14)

                                      F-18
                                       51

                               FAMOUS FIXINS, INC.

                                DECEMBER 31, 2000



NOTE 10. COMMITMENTS AND CONTINGENCIES (CONTINUED)
         -----------------------------

        E.  YEAR 2000 COMPLIANCE
            --------------------

                The Company recognized the need to ensure its operations will not be adversely impacted by Year 2000 software failures. The Company primarily uses licensed software products in its operations with a significant portion of processes and transactions centralized in one particular software package. Management has upgraded its software so that the Company's accounting system is Year 2000 compliant. The cost of the project was not material. In addition, attention was focused on compliance attainment efforts of vendors and others, including key system interfaces with customers and suppliers. Although it is not possible to quantify the future effects Year 2000 compliance issues will have on customers and suppliers, the Company has not experienced and does not anticipate related material adverse effects on its financial condition or results of operations.

        F.  LITIGATION
            ----------

                In March, 2000, the Company entered into an agreement to sell certain merchandise products in exchange for a $457,104 trade credit to purchase future television, radio, other advertising mediums and various services such as warehousing, hotel rooms, airline tickets and office equipment on a barter basis over a maximum period of four years. In April 2000, pursuant to the agreement, the Company delivered merchandise with an estimated fair value of $302,471 to the barter company in connection with the aforementioned trade credit commitment. The Company has commenced a lawsuit in October 2000 against the barter company in which, among other claims, it asserts that the barter company failed to establish the $457,104 trade credit in favor of the Company. The barter company interposed an answer, and prior to discovery procedures, the parties have discussed settlement of the action whereby the barter company has stated its intention to provide the trade credits to which the Company is entitled. The amount due from the barter company as at December 31, 2000 is carried on the Company's accounts at the estimated fair value of the transferred merchandise ($302,471). The balance sheet as at December 31, 2000 reflects $75,618 of the fair value of the barter credit as a current asset (which management expects to use within one year of the balance sheet date) and the remaining balance of $226,853 is reported under the category, "other assets".

        G.  OTHER CONTINGENCIES
            -------------------

                In the normal course of business, the Company has lawsuits, claims and contingent liabilities. The Company does not expect that any sum it may have to pay in connection with any of these matters would have a material adverse effect on its financial position or results of operations.

                                      F-19
                                       52

                               FAMOUS FIXINS, INC.

                                DECEMBER 31, 2000

NOTE 11. OUTSTANDING WARRANTS TO PURCHASE COMMON STOCK
         ---------------------------------------------

            The Company has issued warrants to purchase shares of its common stock to certain officers, employees and nonemployees. The objectives of the issuance of the warrants include attracting and retaining the best talent, providing for additional performance incentives and promoting the success of the Company by providing the opportunity to employees and nonemployees to acquire common stock. Outstanding warrants have been granted at exercise prices ranging from $.001 to $2.25 and expire at various dates after the grant date.

            The status of the Company's warrants is summarized below as of December 31, 2000:

                                                                       WEIGHTED
                                                           RANGE OF    AVERAGE
                                            NUMBER OF      EXERCISE    EXERCISE
                                             WARRANTS      PRICES      PRICE
                                            ---------   -------------  --------

Outstanding at December 31, 1997              104,328           $ .90   $   .90
Granted in 1998                         (*)   502,500     .90 -  2.25      1.05
                                            ---------   -------------    ------
Outstanding at December 31, 1998              606,828     .90 -  2.25      1.02
Granted in 1999                        (**) 2,844,152     .15 -  1.00       .32
Expired in 1999                               (20,000)   1.00 -  1.50      1.25
                                            ---------   -------------    ------
Outstanding at December 31, 1999            3,430,980     .15 -  2.25       .43
Granted in 2000                             4,284,000    .001 -   .75       .52
Expired in 2000                               (20,000)   2.00 -  2.25      2.13
                                            ---------   -------------    ------

OUTSTANDING AT DECEMBER 31, 2000            7,694,980   $.001 -  1.00    $  .48
                                            =========   =============    ======

Weighted average remaining contractual term (years)     $         3.5
                                                        =============

Number of warrants exercisable at December 31, 2000         6,854,980
                                                        =============

Weighted average exercise price of warrants exercisable
   at December 31, 2000                                 $         .47
                                                        =============

            The weighted average fair value per warrant granted was $.23 for 2000, $.38 for 1999 and $.90 for 1998.

        (*) Includes 300,000 warrants held by an employee, exercisable subject to conditions of continued employment, at 60,000 warrants per year at an exercise price of $1.00 per share, cumulatively, over a five year period, the initial exercise date commencing in June 1999.

        (**) Includes 1,500,000 warrants granted to the chief executive officer for a period of five years at an exercise price of $.30 per share. The warrants vest based upon corporate milestones including the receipt of a specified number of new license agreements or the achievement of specified levels of the Company's annual earnings determined before interest, taxes, depreciation and amortization.

                                      F-20
                                       53

                               FAMOUS FIXINS, INC.

                                DECEMBER 31, 2000

NOTE 11. OUTSTANDING WARRANTS TO PURCHASE COMMON STOCK (CONTINUED)
         ---------------------------------------------

            As stated in Note 1, the Company accounts for stock-based compensation using the fair value method prescribed in SFAS No. 123 "Accounting for Stock-Based Compensation", under which compensation cost for all stock warrants issued (both vested and non-vested) is measured at the grant date based on the fair value of the warrants. Such cost is recognized over the service period (the contract period).

            The fair value of each warrant issued is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for the warrants issued: dividend yield of 0%, expected volatility between 150 to 174%, risk-free rate of 6%, and expected lives ranging from 1 to 5 years.

            Stock-based compensation cost charged to operations was $550,143 and $358,203 for the years ended December 31, 2000 and 1999, respectively.


NOTE 12. NET LOSS PER COMMON SHARE
         -------------------------

            Net loss per common share was calculated under SFAS No. 128, "Earnings per Share". Basic net loss per share is computed by dividing the net loss by the weighted average outstanding shares of 13,047,834 and 10,147,294 for the years ended December 31, 2000 and 1999, respectively. No effect has been given to the conversion of warrants and debentures to common stock inasmuch as such conversions would be anti-dilutive.

                                      F-21
                                       54

                               FAMOUS FIXINS, INC.

                                DECEMBER 31, 2000


NOTE 13. CASH FLOW DATA
         --------------

            Cash and cash equivalents include cash on hand and investments with maturities of three months or less at the time of purchase. Working capital changes on the statements of cash flows were as follows:

                                                               YEAR ENDED
                                                              DECEMBER 31,
                                                         ----------------------
                                                           2000         1999
                                                         ---------    ---------

(Increase) decrease in assets:
   Accounts receivable - net                             $(351,365)   $(162,862)
   Merchandise inventory                                  (251,574)     (42,122)
   Prepaid expenses                                         33,881      (59,081)
Increase (decrease) in liabilities:
   Accounts payable and accrued expenses                  (169,030)     374,203
   Due to customers                                       (150,471)     190,038
   Deferred officer's compensation payable                 115,626            -
   Taxes payable - other than on income                      1,791        7,901
       Income taxes payable                                    (45)           -
                                                         ---------    ---------

NET CHANGES IN WORKING CAPITAL                           $(771,187)   $ 308,077
                                                         =========    =========

Supplemental information about cash payments is as
   follows:
      Cash payments for interest                         $   1,386    $  10,273
      Cash payments for income taxes                     $     455    $   1,334

Supplemental disclosure of noncash financing
   activities:
      Issuance of warrants in connection with
         convertible debentures issued by the
         Company                                         $ 687,038    $  63,968
   Conversion of debentures to common stock              $ 423,391    $       -
   Issuance of warrants in connection with the
      cost of a line of credit                           $  35,730    $       -
   Common stock subscription received for
      common shares issued                               $       -    $  47,500


                                      F-22
                                       55

                               FAMOUS FIXINS, INC.

                                DECEMBER 31, 2000


NOTE 14. SUBSEQUENT EVENT
         ----------------

                On March 23, 2001, the Company entered into an amended employment agreement with its chief executive officer, in which, among other things, the Company issued, to the officer, 1,500,000 warrants to purchase common stock which are exercisable at a price of $.03025 per share for a period of five years. The warrants vest based upon the achievement of certain corporate milestones including the receipt of a specified number of new license agreements or the attainment of specified levels of annual revenues by the Company.

NOTE 15. DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS
         -----------------------------------------------------

            The estimate of the fair value of each class of financial instruments for which it is practicable to estimate that value is based on the following methods and assumptions:

            CASH AND CASH EQUIVALENTS, INVESTMENTS IN MARKETABLE EQUITY TRADING SECURITIES, ACCOUNTS RECEIVABLE, 4% CONVERTIBLE DEBENTURES, SHORT TERM LOAN PAYABLE, DUE TO CUSTOMERS, ACCOUNTS PAYABLE AND ACCRUED LIABILITIES, DEFERRED OFFICER'S COMPENSATION PAYABLE:

            The carrying amounts of these items are assumed to be a reasonable estimate of their fair value due to their short-term nature.


        LONG-TERM LIABILITIES - 5% CONVERTIBLE DEBENTURES:

            There is no quoted market price for the Company's 5% Convertible Debentures.

            The Debentures were issued in October 1999, in the principal amount of $550,000. During 2000, $511,025 of principal amount of the Debentures were converted into 2,903,640 shares of the Company's common stock.

            In view of the conversion of a material portion of the Debentures as described above, management has determined that it is impractical and excessively costly to obtain a valuation of the remaining Debentures, the principal balance of which is $38,975. Additional information in connection with the Debentures are provided in Note 6.

                                      F-23
                                       56

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSRE.

     Not applicable.

                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS

     The following persons are our present directors and executive officers.

Name             Age      Position
----             ---      --------
Jason Bauer      30       Chairman of the Board, Chief Executive Officer,
                          President and Treasurer
Victor Bauer     56       Director


     Our directors are elected to serve and hold office until the next annual meeting of the shareholders and until their successors are elected and qualified. Our officers are elected by the Board of Directors at the first meeting after each annual meeting of our shareholders, and hold office until their death, resignation or removal from office.

     Victor Bauer became a director on February 12, 2001.

     None of the directors are directors of other reporting companies.

     Family relationships that exist among our present officers and directors are: Jason Bauer, our Chief Executive Officer, President and Chairman of the Board of Directors, is the son of Victor Bauer, who serves on the Board of Directors.

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

     Famous Fixins established an Audit Committee. Because Famous Fixins is a small business issuer, the Audit Committee presently consists of all of the members of the Board of Directors. We formed the Audit Committee in fiscal year 2000, and the Audit Committee did meet in connection with the fiscal year ended December 31, 2000. The function of the Audit Committee includes reviewing internal financial information, monitoring cash flow, budget variances and credit arrangements, reviewing the audit program of Famous Fixins, reviewing with Famous Fixins's independent accountants the results of all audits upon their completion, annually selecting and recommending independent accountants, overseeing the quarterly unaudited reporting process and taking such other action as may be necessary to assure the adequacy and integrity of all financial information distribution by Famous Fixins. The audit committee includes one non-employee director who is not an officer, employee, consultant, vendor, or customer, of Famous Fixins.

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

     VICTOR BAUER, Director. Victor Bauer became a director on February 12, 2001. Since January 2000, Victor Bauer has been President of Frosty Bites, an ice cream manufacturer located in New York, New York. From June 1995 through January 2000, Victor Bauer served as President of City Dots, an ice cream distributor located in St. James, New York. From January 1991 through May 1994, Victor Bauer was President of Tri-County Distributors, a beverage distributor located in Melville, New York.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Based upon a review of filings with the SEC and written representations that no other reports were required, we believe that all of our directors and executive officers and all persons who own more than 10% of our common stock complied during the fiscal year 2000 with the reporting requirements of Section 16(a) of the Securities Exchange Act.

ITEM 10. EXECUTIVE COMPENSATION.

EXECUTIVE COMPENSATION SUMMARY TABLE

     The following table sets forth information concerning the annual and long-term compensation during our last three fiscal years, 2000, 1999 and 1998, of our Chief Executive Officer and other of our most highly compensated employees and all other officers and directors.


                           Summary Compensation Table

                                                                                      Long Term
                                                                                     Compensation
                                                                                     ------------
                                                                                        Awards
                                                                                        ------
Name and                                                               Other          Securities
Principal                                                              Annual         Underlying        All Other
Position                        Year      Salary       Bonus        Compensation     Options/SARs      Compensation
--------                        ----      ------       -----        ------------     ------------      ------------
Jason Bauer                     2000      $155,535(a)  $ 76,619(b)  $          0                0      $     12,342(c)
  President and Chairman        1999      $112,532(d)  $      0     $          0        1,500,000(e)   $     15,712(c)
  of the Board                  1998      $ 75,094     $      0     $          0                0      $          0

Michael Simon (f)               2000(g)   $ 60,000     $ 16,920     $          0                0      $          0
  Former Vice President         1999(h)   $ 17,965     $ 20,596     $          0                0      $          0
  and Director

Peter Zorich                    2000      $      0     $      0     $          0                0      $          0
  Former Executive Vice         1999      $      0     $      0     $          0                0      $          0
  President, Treasurer,         1998      $      0     $      0     $          0                0      $          0
  Secretary and Director

Lisa Bauer                      2000      $      0     $      0     $          0                0      $          0
  Former Director               1999      $      0     $      0     $          0                0      $          0
                                1998      $      0     $      0     $          0                0      $          0

Alex Wiederhorn                 2000      $      0     $      0     $          0                0      $          0
  Former Director

(a) Includes $9,007 in compensation owed to Jason Bauer under his employment agreement, which Jason Bauer has agreed to defer receipt of until April 2001. He may, at his option, further defer such $30,000 payment to allow for such payment out of our cash flow.
(b) Refers to declared bonus compensation Jason Bauer is entitled to under his employment agreement, which is payable in April 2001. He may, at his option, further defer such $30,000 payment to allow for such payment out of our cash flow.
(c) Refers to the costs to Famous Fixins of lease payments for an automobile and insurance premiums under a life insurance policy and disability insurance policy owed to Jason Bauer under his employment agreement.
(d) Includes $30,000 in compensation due to Jason Bauer under his employment agreement, which compensation was previously deferred by Jason Bauer. Jason Bauer is entitled to deferred compensation of $48,309 in connection with fiscal year 1999. He has waived $18,309 of such compensation due to him. Jason Bauer has agreed to defer receipt of payment of $30,000 until April 2001. He may, at his option, further defer such $30,000 payment to allow for such payment out of our cash flow.
(e) Under an employment agreement, we granted Jason Bauer options to purchase 1,500,000 shares of our common stock, valued at approximately $522,450 at the time of grant. These options are exercisable for five years from grant at $.30 per share.
(f) In 1998, Michael Simon served as an independent consultant to Famous Fixins. On June 2, 1998, we issued to Michael Simon 300,000 warrants to purchase shares of our common stock, valued at $275,982. The warrants are exercisable for six years at $1.00 per share, subject to vesting at a rate of 60,000 per year.
(g) Michael Simon resigned as a director and officer of Famous Fixins on October 18, 2000. He continues to serve as an employee of Famous Fixins performing duties substantially similar to those required of him when he held the title of Vice President. The compensation reported for fiscal year 2000 includes compensation after his resignation.
(h) Michael Simon became a director and officer of Famous Fixins on July 8, 1999. The fiscal year 1999 compensation includes $3,350 in compensation paid to Michael Simon while he served as an independent consultant to Famous Fixins.

OPTION GRANTS

     We did not grant any options during the 2000 fiscal year to any person named in the preceding Summary Compensation Table.


OPTION EXERCISES AND VALUES FOR FISCAL 2000

     The table below sets forth information concerning the value of unexercised stock options as of December 31, 2000 for those individuals named in the Summary Compensation Table.

     None of the options held by those individuals listed in the Summary Compensation Table were exercised in fiscal year 2000.

     None of the options are deemed in-the-money in the table below because the fair market value of a share of common stock as of December 31, 2000 was less than the exercise price of the warrants. The last sale price of a share of our common stock of $0.0156 on December 29, 2000 as reported by OTC Bulletin Board. The options held by Jason Bauer and Michael Simon are exercisable at $0.30 per share and $1.00 per share, respectively.

             Aggregated Option/SAR Exercises in Last Fiscal Year
                          and FY-End Option/SAR Values


                                                    Number of securities
                         Shares                    underlying unexercised            Value of unexercised
                        Acquired        Value           Options/SARs               in-the-money options/SARs
                           on         Realized          at FY-end (#)                   at FY-end ($)
Name                  Exercise (#)       ($)      Exercisable   Unexercisable      Exercisable   Unexercisable
----                  ------------    --------    -----------   -------------      -----------   -------------
Jason Bauer                --            --         1,200,000         300,000             --             --
Michael Simon              --            --           120,000         180,000             --             --


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

EMPLOYMENT AGREEMENTS WITH NAMED EXECUTIVE OFFICERS

Jason Bauer, Chief Executive Officer, President
-----------------------------------------------

     In April 1999, we entered into an employment agreement with Jason Bauer to serve as President and Chief Executive Officer for a term of five years ending April 11, 2004. The agreement provided for an annual salary of $150,000, with cost-of-living adjustments tied to the Consumer Price Index. Beginning in the third year of the employment term, his base annual salary was to increase by an amount equal to one percent of our earnings before interest, taxes, depreciation and amortization in the most recent fiscal year.

     Under the April 1999 agreement, he was granted options to purchase 1,500,000 shares of our common stock, exercisable for five years at $.30 per share and to vest only after we achieve certain corporate milestones. Options to purchase 1,200,000 shares vested as of April 2000, and options to purchase 300,000 are scheduled to vest in April 2001 due to the achievement of the vesting criteria. These options are cumulative and are subject to anti-dilution rights.

     He was also to receive an annual performance bonus equal to up to fifty percent of his base salary, or such other amount as the Board of Directors may determine. He was also entitled to certain other benefits.

     In March 2001, we amended his employment agreement, effective as of April 12, 2001, for a term of five years ending in April 2006. The agreement provides for an annual salary of $175,000, with annual adjustments equal to the greater of $10,000 or cost-of-living adjustments tied to the Consumer Price Index. Beginning in the second year of the employment term, his base annual salary is to increase by an amount equal to one percent of our earnings before interest, taxes, depreciation and amortization in the most recent fiscal year. He is also entitled to additional compensation equal to one percent of gross sales.

     Under the March 2001 agreement, he was granted options to purchase 1,500,000 shares of our common stock. The exercise price for the options is $.03025 per share, based on 110% of the trading price of $0.0275 of the common stock on March 23, 2001. The options vest only after we achieve certain corporate milestones as follows:

          - options to purchase 1,000,000 shares shall vest immediately upon the first to occur of Famous Fixins obtaining two or more new celebrity, entity, athlete or company licenses or new products, since January 1, 2001, or upon the occurrence of a fiscal year in which Famous Fixins's revenues exceed $3,000,000; and
          - additional options to purchase 500,000 additional shares shall vest immediately upon the first to occur of Famous Fixins obtaining a further two or more new celebrity, entity, athlete or company licenses or new products or upon the occurrence of a fiscal year in which Famous Fixins's revenues exceed $3,500,000.

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

     If we undergo a change of control, he is to receive a golden parachute payment equal to 299% of his base salary, and he has the right to terminate his employment agreement. A change of control refers to any of the following situations:

          - a change in our ownership or management that would be required to be reported in response to certain provisions of the Securities Exchange Act of 1934;
          - an acquisition by a person or entity of 25% or more of our common stock or our then outstanding voting securities;
          - a change in a majority of the current Board of Directors, other than in connection with an actual or threatened proxy contest;
          - completion of a reorganization, merger, consolidation or sale of a majority of our assets; or
          - the approval by our stockholders of our complete liquidation or dissolution.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

(a)  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

     The table below sets forth, as of March 1, 2001, the shares of our common stock beneficially owned by each person, excluding management, known to us to be the beneficial owner of more than 5% of the outstanding shares of common stock. All persons named in the table have the sole voting and dispositive power, unless otherwise indicated, with respect to common stock beneficially owned.

     The following factors about the presentation of the table should also be considered in reviewing the table:

          - beneficial ownership is determined as of March 1, 2001, when we had 13,965,264 shares of common stock outstanding;
          - beneficial ownership of shares underlying outstanding options and warrants that are exercisable are listed under the Acquirable within 60 days column;
          - for purposes of calculating the percentage beneficially owned with respect to each owner, we have given effect to shares acquirable within 60 days.

     The following factors about certain shareholders should also be considered in reviewing the table:

          - Each of Roseworth Group, Austost Anstalt Schaan, Balmore Funds, AMRO International, and Folkinburg Investments may not own more than 9.9% of our common stock at any time. That 9.9% limit on ownership is given effect to for purposes of computing ownership of AMRO International in the table below. The conversion rate of the debentures varies with the market price of our common stock, so the debentures could be converted into a substantially larger number of shares as the market price of our common stock drops.
          - Roseworth Group is deemed a beneficial owner of 1,108,333 shares acquirable upon the exercise of common stock purchase warrants and 288,193 shares acquirable upon the conversion of a portion of 4% convertible debentures with a principal amount of $650,000. Roseworth Group could acquire a substantial additional number of shares upon the conversion of the 4% convertible debentures if the 9.9% limit does not apply.
          - Balmore Funds is deemed a beneficial owner of 973,142 shares acquirable upon the exercise of common stock purchase warrants and 423,384 shares acquirable upon the conversion of a portion of 4% convertible debentures with a principal amount of $475,000. Balmore Funds could acquire a substantial additional number of shares upon the conversion of the 4% convertible debentures if the 9.9% limit does not apply.
          - Austost Anstalt Schaan is deemed a beneficial owner of 706,475 shares acquirable upon the exercise of common stock purchase warrants and 693,051 shares acquirable upon the conversion of a portion of 4% convertible debentures with a principal amount of $375,000. Austost Anstalt Schaan could acquire a substantial additional number of shares upon the conversion of the 4% convertible debentures if the 9.9% limit does not apply.
          - AMRO International is deemed a beneficial owner of 101,202 shares acquirable upon the exercise of common stock purchase warrants and up to 1,295,324 shares acquirable upon the conversion of a portion of 5% convertible debentures with a principal amount of $38,975. AMRO International could acquire a substantial additional number of shares upon the conversion of the 5% convertible debentures if the 9.9% limit does not apply.
          - Folkinburg Investments is deemed a beneficial owner of 500,000 shares acquirable upon the exercise of common stock purchase warrants. Folkinburg Investments could in the future acquire up to a substantial additional number of shares pursuant to drawdowns on a common stock purchase agreement for a $5 million equity line of credit if the 9.9% limit does not apply.

                  Name and Address                Amount and Nature     Shares Acquirable   Percent
Title of Class    of Beneficial Owner             of Beneficial Owner   within 60 days      After Offering
--------------    -----------------------------   -------------------   -----------------   --------------
Common Stock      Roseworth Group Ltd.                    0             1,396,526            9.9%
                  Aeulestrasse 74
                  FL-9490 Vaduz, Liechtenstein
Common Stock      Balmore Funds, S.A.                     0             1,396,526            9.9%
                  Trident Chambers
                  Road Town, Tortola
                  British Virgin Islands
Common Stock      Austost Anstalt Schaan                  0             1,396,526            9.9%
                  Landstrasse 163
                  9494 Furstenweg
                  Vaduz, Liechtenstein
Common Stock      AMRO International, S.A.                0             1,396,526            9.9%
                  Grossmuensterplatz 6
                  Zurich, CH-8022, Switzerland
Common Stock      Folkinburg Investments                  0               500,000            3.5%
                  c/o Mischon deReya Solicitors
                  21 Southhampton Row
                  London WC1B5HS England
Common Stock      Peter Zorich                    2,409,747                     0           17.3%
                  418 Valley Rd.
                  Montclair, NJ

(b)   SECURITY OWNERSHIP OF MANAGEMENT

     The table below sets forth, as of March 1, 2001, the shares of our common stock beneficially owned by each officer, by each director, and by all of our officers and directors as a group. All persons named in the table have the sole voting and dispositive power, unless otherwise indicated, with respect to common stock beneficially owned.

     The following factors about the presentation of the table should also be considered in reviewing the table:

          - beneficial ownership is determined as of March 1, 2001, when we had 13,965,264 shares of common stock outstanding;
          - beneficial ownership of shares underlying outstanding options and warrants that are exercisable are listed under the Acquirable within 60 days column;
          - for purposes of calculating the percentage beneficially owned with respect to each owner, we have given effect to shares acquirable within 60 days.

                  Name and Address                Amount and Nature     Shares Acquirable   Percent
Title of Class    of Beneficial Owner             of Beneficial Owner   within 60 days      of Class
--------------    -----------------------------   -------------------   -----------------   --------------
Common Stock      Jason Bauer                     2,389,747             1,200,000           23.7%
Common Stock      Victor Bauer                          200                     0              *
Common Stock      All officers and directors      2,389,747             1,200,000           23.7%
                    as a group (2 persons)

_____
*   Represents less than 1%.

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

     On June 2, 1998, we issued 300,000 warrants to purchase shares of our common stock to Michael Simon for publicity services valued at $275,982 to be rendered to us over a five year period, in a transaction deemed to be exempt under Section 4(2) of the Securities Act of 1933. Michael Simon was our Vice President of Publicity, in a non-officer capacity, at the time of the issuance. The warrants are exercisable for six years at $1.00 per share, subject to vesting at a rate of 60,000 per year and subject to other conditions of performance of services to us. On July 8, 1999, Michael Simon became an officer and director of Famous Fixins and resigned in October 2000.

     Jason Bauer and Peter Zorich have been parties to a certain voting agreement that provides which each of Bauer and Zorich shall vote his shares for the election of the other as a director of Famous Fixins. For the election of any additional director, Bauer and Peter Zorich shall vote his shares for the election of each other's designee, provided that at least two directorships shall need to be filled. The agreement also provided that they will vote for the election of Jason Bauer as President and Chief Executive Officer and Peter Zorich as Executive Vice President of Famous Fixins. The agreement expires on June 30, 2001, unless earlier terminated by written agreement signed by both parties. In connection with Zorich's resignation as an officer and director in October 2000, Zorich has agreed to waive the terms of the voting agreement that require Bauer to vote his shares to elect Zorich as a director and as Executive Vice President of Famous Fixins. They also agreed not to offer to sell, sell, transfer, assign, hypothecate, pledge or otherwise dispose of any beneficial interest in their voting shares except subject to the terms of the voting agreement, unless prior written consent is obtained from the other party that such shares shall not be subject to the voting agreement or unless the shares are sold to an independent third party in an arms'-length transaction for fair market value. The voting agreement was terminated in its entirety in March 2001.

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

     On October 19, 1999, we entered into agreements with AMRO International, S.A., Austost Anstalt Schaan and Balmore Funds, S.A. for the sale of a total of $550,000 five percent convertible debentures and warrants to purchase 139,152 shares of common stock in transactions deemed to be exempt under Section 4(2) of the Securities Act of 1933. We received gross proceeds of $450,000 in October 1999, and an additional $100,000 in February 2000. The interest on the convertible debentures is payable quarterly and accrues from the date of issuance on the principal amount of the convertible debentures. The convertible debentures are due October 30, 2002. At our option, we may pay the interest on the convertible debentures in cash or in registered shares of common stock. The holders of the convertible debentures are entitled to convert the debentures into shares of common stock at a conversion price equal to the lower of 80% of the market price of the common stock or $0.55. If the conversion price of the common stock is less than $0.20 per share on any conversion date, we may elect to redeem the debentures in their entirety or to deliver to the holders either cash or common stock or a combination of cash and common stock. The amount of cash to be delivered upon such redemption or conversion shall equal the closing ask price on the conversion date or the date we give notice of redemption multiplied by the number of shares of common stock that would have been issued at the conversion price upon such conversion or redemption. The warrants are exercisable before October 30, 2004 at a purchase price of $.494 per share, which is 125% of the market price of the common stock on the closing date. At our expense, we filed a registration statement, which was declared effective on February 8, 2000, under the Securities Act of 1933 for the resale of the shares of common stock issuable upon the conversion of the debentures and the exercise of the warrants. Debentures with a principal of $38,975 remain outstanding. None of the warrants have been exercised.

     We entered into an agreement, dated as of March 7, 2000, with Roseworth Group, Ltd., Austost Anstalt Schaan and Balmore Funds, S.A. for the sale of a total of 0% convertible debentures, convertible at $0.40 per share, with a principal amount of $1,000,000 due March 13, 2005 and warrants to purchase 2,500,000 shares of common stock in transactions deemed to be exempt under
Section 4(2) of the Securities Act of 1933. We received gross proceeds of $1,000,000 from the sales. The warrants are exercisable before March 13, 2005 at a purchase price of $.75 per share. In October 2000, we entered into an agreement for the sale of $1,500,000 principal amount of 4% convertible debentures pursuant to which the outstanding principal amount of the 0% convertible debentures were surrendered.

     On March 13, 2000, Jason Bauer sold 15,000 shares at $0.60 per share and 5,000 shares at $0.61 per share in the open market.

     We entered into agreements, dated as of October 27, 2000, for the sale of 4% convertible debentures with a principal amount of $1,500,000 and warrants to purchase 250,000 shares of common stock with Roseworth Group Ltd., Austost Anstalt Schaan and Balmore S.A., in transactions deemed to be exempt under
Section 4(2) of the Securities Act of 1933. The transaction closed on November 7, 2000. We made a determination that the three investors were sophisticated investors with enough knowledge and experience in business to evaluate the risks and merits of the investment. The principal amount of the 4% convertible debentures is $1,500,000, consisting of:

          - principal in the amount of $500,000, of which $250,000 was provided by Roseworth Group, $125,000 was provided by Austost Anstalt Schaan, and $125,000 was provided by Balmore Funds; and
          - the surrender of outstanding 0% convertible debentures with a principal amount of $1,000,000, issued pursuant to the Convertible Debenture and Warrants Purchase Agreement, dated March 7, 2000, of which a principal amount of $400,000 was held by Roseworth Group Ltd., a principal amount of $250,000 was held by Austost Anstalt Schaan, and a principal amount of $350,000 was held by Balmore Funds.

The 4% convertible debentures are due on August 7, 2001 with a 5% premium on the principal and the accrued unpaid interest. We may not pay the principal before the maturity date without the express written consent of the investors. Semi-annual interest payments are due and payable on December 1 and June 1 of each year, commencing with December 1, 2000. We entered into an equity line of credit transaction on October 31, 2000, for which the shares issuable upon drawdowns on the equity line are the subject of this registration statement. If we are unable to pay the amounts due on the maturity date but we can draw down on the equity line of credit, we are to draw down the maximum amount each draw down period to pay the investors the full amount due. On or after the maturity date, the investors may convert the 4% convertible debentures into shares of common stock if this registration statement is not effective on the maturity date or if we do not draw down the maximum amount permitted each drawdown period under the equity line after this registration statement is effective. The conversion price shall equal the lesser of $0.054 or 85% of the average of the 5 lowest closing bid prices during the 22 trading days preceding the applicable conversion date. The maximum number of shares of common stock that may be received upon the conversion of the debentures by any one holder is 9.9% of our then-outstanding common stock after the conversion, including any other shares of common stock held by the holder. The warrants to purchase 250,000 shares of common stock are exercisable before November 7, 2003 at a purchase price of per share of $0.0588. Of these warrants, Roseworth Group owns warrants to purchase 108,333 shares, Austost Anstalt Schaan owns warrants to purchase 62,500 shares, and Balmore Funds owns warrants to purchase 79,167 shares. Under the agreements, we agreed to prepare and file a registration statement under the Securities Act for shares of common stock issuable upon the conversion of the convertible debentures and the warrants within 45 days of the closing date of the transaction. We agreed to use our best efforts to cause the registration statement to become effective within 90 days of the closing date or 5 days of SEC clearance to request acceleration of effectiveness. At the closing of the transaction, we received gross proceeds of $500,000, less payment to the escrow agent, Epstein Becker & Green P.C., of $10,000 for the investors' legal, administrative and escrow costs, and less payment of a 10% placement agent fee to Union Atlantic, L.C., which placement agent fee is net of payment to the escrow agent, Epstein Becker & Green P.C., of $5,000 for the investors' legal, administrative and escrow costs. We also issued to Union Atlantic, L.C. 75,000 shares of restricted common stock and a warrant to purchase 100,000 shares of common stock as part of the placement agent fee. The warrants are exercisable before November 7, 2003 at a purchase price per share of $0.0588. We agreed to include such securities to the placement agent in the registration statement for the resale of the common stock underlying the 4% convertible debentures and warrants.

     We signed a common stock purchase agreement with Folkinburg Investments Limited, dated as of October 31, 2000, for the future issuance and purchase of shares of our common stock in a transaction deemed to be exempt under Section 4(2) of the Securities Act of 1933. We made a determination that Folkinburg Investments was a sophisticated investor with enough knowledge and experience in business to evaluate the risks and merits of the investment. The common stock purchase agreement establishes what is sometimes termed an equity line of credit or an equity drawdown facility. In general, the drawdown facility operates as follows: the investor, Folkinburg Investments, has committed to provide us with up to $5 million as we request it over a 24 month period, in return for shares of common stock we issue to Folkinburg Investments. Subject to a maximum of 16 draws, once every 29 trading days, we may request a draw of up to $5 million of that money, however, no single draw can exceed $5 million. We must wait at least 7 trading days after each 22 trading day drawdown period before requesting another drawdown. The maximum amount we actually can draw down upon each request will be determined by 4.5% of the volume-weighted average daily price of our common stock for the 3 month period prior to our request and the total trading volume for the 3 months prior to our request. Each draw down must be for at least $100,000. At the end of a 22-day trading period following the drawdown request, the final drawdown amount is determined based on the volume-weighted average stock price during that 22-day period. We then use the formulas contained in the common stock purchase agreement to determine the number of shares we will issue to Folkinburg Investments in return for that money. The per share dollar amount Folkinburg Investments pays for our common stock for each drawdown includes a 17.5% discount to the average daily market price of our common stock for the 22-day period after our drawdown request, weighted by trading volume. We will receive the amount of the drawdown less an escrow agent fee equal to $1,500 per drawdown and less a 10% placement fee payable to the placement agent, Union Atlantic, L.C., which introduced Folkinburg Investments to us. In lieu of making a commitment to Folkinburg Investments to draw a minimum aggregate amount, on October 31, 2000, we issued to Folkinburg Investments a stock purchase warrant to purchase up to 500,000 shares of our common stock and we also agreed to issue additional warrants to purchase a number of shares equal to 50% of the shares purchased by Folkinburg Investments on the settlement date of each drawdown. The warrants to purchase 500,000 shares of common stock have an exercise price per share of $0.0636, which equals 110% of the volume-weighted average share price for the trading day prior to the date the warrants were issued, and expire on October 31, 2003. The additional warrants issuable at each settlement date will be exercisable for 35 calendar days and have an exercise price equal to the weighted average of the purchase prices of the common stock during the applicable settlement period. We agreed to file file a registration statement under the Securities Act for shares of common stock issuable under the equity line of credit, including shares underlying warrants issued in connection with the equity line of credit, within 45 days of the closing date of the transaction. We agreed to use our best efforts to cause the registration statement to become effective within 90 days of the closing date or 5 days of SEC clearance to request acceleration of effectiveness. At the closing of the transaction, we paid the escrow agent, Epstein Becker & Green P.C., $10,000 for Folkinburg Investments' legal, administrative and escrow costs.

     On March 2001, we granted Jason Bauer, pursuant to an amended employment agreement, effective April 12, 2001, to serve as President and Chief Executive Officer, 5-year options to purchase up to 1,500,000 shares of our common stock, proportioned to vest only after we achieve certain corporate milestones. The options are exercisable at $.03 per share. These options are cumulative and are subject to anti-dilution rights. If any milestones are achieved in the same year, all such options shall vest at the time such milestone is achieved.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a)   Exhibits

      Exhibits required to be filed by Item 601 of Regulation SB are included in Exhibits to this Report as follows:

Exhibit   Description
-------   -----------

2.1 Plan and Agreement of Reorganization between Spectrum Resources, Inc. and Famous Fixins, Inc. (Incorporated by reference to Exhibit 1 of Registration Statement on Form 10-SB/A (Amendment No. 3) filed on December 10, 1999.)
2.2 Agreement and Plan of Merger between Famous Fixins, Inc., a Nevada corporation, and Famous Fixins Holding Company, Inc., a New York corporation (Incorporated by reference to Exhibit 2 of Registration Statement on Form 10-SB/A (Amendment No. 3) filed on December 10, 1999.)
2.3 Agreement and Plan of Merger between Famous Fixins, Inc., a New York corporation, and Famous Fixins Holding Company, Inc., a New York corporation (Incorporated by reference to Exhibit 3 of Registration Statement on Form 10-SB/A (Amendment No. 3) filed on December 10, 1999.)
3(i)(1) Articles of Incorporation of Spectrum Resources, Inc. (Incorporated by reference to Exhibit 4 of Registration Statement on Form 10-SB/A (Amendment No. 3) filed on December 10, 1999.)
3(i)(2) Certificate of Incorporation of Famous Fixins Holding Company, Inc. (Incorporated by reference to Exhibit 5 of Registration Statement on Form 10-SB/A (Amendment No. 3) filed on December 10, 1999.)
3(i)(3) Articles of Merger for Famous Fixins, Inc., a Nevada corporation, and Famous Fixins Holding Company, Inc., a New York corporation (Incorporated by reference to Exhibit 6 of Registration Statement on Form 10-SB/A (Amendment No. 3) filed on December 10, 1999.)
3(i)(4) Certificate of Merger of Famous Fixins Holding Company, Inc., a New York corporation, and Famous Fixins, Inc., a Nevada Corporation (Incorporated by reference to Exhibit 7 of Registration Statement on Form 10-SB/A (Amendment No. 3) filed on December 10, 1999.)
3(i)(5) Certificate of Merger of Famous Fixins, Inc., a New York corporation, and Famous Fixins Holding Company, Inc. (Incorporated by reference to
          Exhibit 8 of Registration Statement on Form 10-SB/A (Amendment No.
          3) filed on December 10, 1999.)
3(i)(6) Certificate of Amendment of the Certificate of Incorporation of Famous Fixins Holding Company, Inc. (Incorporated by reference to Exhibit 9 of Registration Statement on Form 10-SB/A (Amendment No. 3) filed on December 10, 1999.)
3(ii) By-Laws (Incorporated by reference to Exhibit 10 of Registration Statement on Form 10-SB/A (Amendment No. 3) filed on December 10, 1999.)
4.1 Form of Warrant Certificate (Incorporated by reference to Exhibit 11 of Registration Statement on Form 10-SB/A (Amendment No. 3) filed on December 10, 1999.)
4.2       Warrant Certificate of Michael Simon (Incorporated by reference to
          Exhibit 12 of Registration Statement on Form 10-SB/A (Amendment No.
          3) filed on December 10, 1999.)
4.3 Form of Warrant Certificate (Incorporated by reference to Exhibit 13 of Registration Statement on Form 10-SB/A (Amendment No. 3) filed on December 10, 1999.)

4.4 Convertible Debenture and Warrants Purchase Agreement between Famous Fixins, Inc. and AMRO International, S.A. dated as of October 19, 2000 (Incorporated by reference to Exhibit 14 of Registration Statement on Form 10-SB/A (Amendment No. 3) filed on December 10, 1999.)
4.5 Convertible Debenture and Warrants Purchase Agreement between Famous Fixins, Inc. and Austost Anstalt Schaan and Balmore Funds, S.A. dated as of October 19, 1999 (Incorporated by reference to Exhibit 15 of Registration Statement on Form 10-SB/A (Amendment No. 3) filed on December 10, 1999.)
4.6 Convertible Debenture and Warrants Purchase Agreement between Famous Fixins, Inc. and Roseworth Group Ltd., Austost Anstalt Schaan, and Balmore Funds, S.A. dated as of March 7, 2000 Incorporated by reference to Exhibit 4.6 of Annual Report on Form 10-KSB filed on March 29, 2000.
4.7 Convertible Debenture and Warrants Purchase Agreement, dated as of October 27, 2000, between Famous Fixins, Inc. and Roseworth Group Ltd., Austost Anstalt Schaan and Balmore Funds, S.A. (Incorporated by reference to Exhibit 10.1 of Quarterly Report on Form 10-QSB/A filed on December 15, 2000.)
4.8 Common Stock Purchase Agreement, dated as of October 31, 2000, between Famous Fixins, Inc. and Folkinburg Investments Limited (Incorporated by reference to Exhibit 10.2 of Quarterly Report on Form 10-QSB/A filed on December 15, 2000.)
10.1      Employment Agreement for Jason Bauer (Incorporated by reference to
          Exhibit 17 of Registration Statement on Form 10-SB/A (Amendment No.
          3) filed on December 10, 1999.)
10.2 Lease Agreement (Incorporated by reference to Exhibit 18 of Registration Statement on Form 10-SB/A (Amendment No. 3) filed on December 10, 1999.)
10.3      License Agreement with Olympia Dukakis (Incorporated by reference to
          Exhibit 19 of Registration Statement on Form 10-SB/A (Amendment No.
          3) filed on December 10, 1999.)
10.4 License Agreement with Major League Baseball Properties, Inc. (Incorporated by reference to Exhibit 23 of Registration Statement on Form 10-SB/A (Amendment No. 3) filed on December 10, 1999.)
10.5 Additional Exhibits to Major League Baseball Properties, Inc. License Agreement (Incorporated by reference to Exhibit 10.5 of Registration Statement on Form SB-2 filed on December 22, 2000.)
10.6      License Agreement with Turn 2, Inc. (Incorporated by reference to
          Exhibit 28 of Registration Statement on Form 10-SB/A (Amendment No.
          3) filed on December 10, 1999.)
10.7 Promotion Agreement with Sterling Doubleday Enterprises, L.P. (Incorporated by reference to Exhibit 32 of Registration Statement on Form 10-SB/A (Amendment No. 3) filed on December 10, 1999.)
10.8 Consulting Agreement with Jaffoni & Collins (Incorporated by reference to Exhibit 10.19 of Annual Report on Form 10-KSB filed on March 29, 2000.)
10.9 Merchandising License Agreement with Britney Brands, Inc. (Incorporated by reference to Exhibit 10.20 of Annual Report on Form 10-KSB filed on March 29, 2000.)
10.10 Limited License Agreement with Redline Sports Marketing, Inc. (Incorporated by reference to Exhibit 10.21 of Annual Report on Form 10-KSB filed on March 29, 2000.)
10.11 License Agreement between Famous Fixins, Inc. and Dave Mirra (Incorporated by reference to Exhibit 10.22 of Annual Report on Form 10-KSB filed on March 29, 2000.)
10.12     Consulting Agreement with Matthew Markin (Incorporated by reference to
          Exhibit 10.23 on Annual Report of Form 10-KSB filed on March 29,
          2000.)
10.13     Consulting Agreement with Edward Defudis (Incorporated by reference to
          Exhibit 10.24 on Annual Report of Form 10-KSB filed on March 29,
          2000.)
10.14 Employment Agreement with Jody King-Cheifetz (Incorporated by reference to Exhibit 10.15 of Registration Statement on Form SB-2 filed on July 20, 2000.)

10.15     License Agreement with 'N Sync (Incorporated by reference to Exhibit
          10.16 of Registration Statement of Form SB-2 filed on July 20, 2000.)
10.16 Famous Fixins Corporation Media Trade Program Agreement (Incorporated by reference to Exhibit 10 of Quarterly Report on Form 10-QSB filed on August 11, 2000).
10.17***  Distributorship Agreement with NutraMax Products, Inc.
10.18***  Major League Baseball Properties, Inc. License Agreement
10.19***  Amended Employment Agreement of Jason Bauer
11 Statement Concerning Computation of Per Share Earnings is hereby incorporated by reference to "Financial Statements" contained in this Form SB-2.
_____
*** Filed herewith.


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

Dated:  March 28, 2001


      In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

SIGNATURES           TITLE                                    DATE

/s/ Jason Bauer      Chairman of the Board, President,        March 28, 2001
Jason Bauer          Chief Executive Officer and Treasurer

/s/ Victor Bauer     Director                                 March 28, 2001
Victor Bauer