Form 10KSB/A
period 2000-12-31
FAMOUS FIXINS INC
filed 2001-05-03
CIK 1052706

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A

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

                     DOCUMENTS INCORPORATED BY REFERENCE

                                    None.

 Transitional Small Business Disclosure Format (check one): YES [  ]  NO [X]

                               FAMOUS FIXINS, INC.

                                TABLE OF CONTENTS

                                                                         PAGE

PART I

Item 1.  Description of Business                                           4
Item 2.  Description of Property                                          18
Item 3.  Legal Proceedings                                                18
Item 4.  Submission of Matters to a Vote of Security Holders              18

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters         19
Item 6.  Management's Discussion and Analysis or Plan of Operation        24
Item 7.  Financial Statements                                             31
Item 8.  Changes in and Disagreements With Accountants on Accounting
         and Financial Disclosure                                         56

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
         Compliance With Section 16(a) of the Exchange Act                57
Item 10. Executive Compensation                                           59
Item 11. Security Ownership of Certain Beneficial Owners and Management   63
Item 12. Certain Relationships and Related Transactions                   66
Item 13. Exhibits and Reports on Form 8-K                                 71

EXPLANATION FOR AMENDMENT:

     Famous Fixins, Inc. is filing this amended Annual Report on Form 10-KSB/A to correct a typographical error in the Statement of Operations under the line for interest expense and financing costs from a loss of $1,439,962 to a loss of
$1,493,962. This amended Annual Report also corrects page numbering errors in the original filing on Form 10-KSB. This report continues to speak as of the date of the original filing on Form 10-KSB, and we have not updated the disclosure in this report to speak to any later date.

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
Generally, the words "anticipates," "expects," "believes," "intends," "could,"
"may," and similar expressions identify forward looking statements. Forward-
looking statements involve risks and uncertainties. We caution you that while we believe any forward-looking statement are reasonable and made in good faith, expectations almost always vary from actual results, and the differences between our expectations and actual results may be significant.

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

                                      F-2A
                                       34

                                                                    EXHIBIT  "B"

                              FAMOUS FIXINS, INC.

                           STATEMENTS OF OPERATIONS

                                                           YEAR ENDED DECEMBER 31,
                                                         --------------------------
                                                             2000           1999
                                                         -----------    -----------

NET SALES                                                $ 2,622,875    $ 2,515,966
                                                         -----------    -----------

COST OF GOODS SOLD
   Merchandise inventory at beginning of year                 69,542         27,420
   Purchases                                               1,682,526      1,451,175
   Other direct costs                                        191,858        181,385
                                                         -----------    -----------
                                                           1,943,926      1,659,980
      Less: Merchandise inventory at end of year             321,116         69,542
                                                         -----------    -----------

TOTAL COST OF GOODS SOLD                                   1,622,810      1,590,438
                                                         -----------    -----------

GROSS PROFIT                                               1,000,065        925,528

OPERATING EXPENSES
   Selling expenses                                        1,074,717        995,971
   General and administrative expenses                     1,219,635        643,943
                                                         -----------    -----------

TOTAL OPERATING EXPENSES                                   2,294,352      1,639,914
                                                         -----------    -----------

OPERATING LOSS                                            (1,294,287)      (714,386)
                                                         -----------    -----------

OTHER INCOME (EXPENSE)
   Interest income                                            10,608          5,898
   Interest expense and financing costs                   (1,493,962)       (30,266)
   Unrealized gain (loss) on investments in marketable
      equity trading securities                              (24,383)         1,961
                                                         -----------    -----------

TOTAL OTHER INCOME (EXPENSE)                              (1,507,737)       (22,407)
                                                         -----------    -----------

LOSS BEFORE PROVISION FOR INCOME TAXES                    (2,802,024)      (736,793)

PROVISION FOR INCOME TAXES                                       410          1,339
                                                         -----------    -----------

NET LOSS                                                 $(2,802,434)   $  (738,132)
                                                         ===========    ===========

BASIC NET LOSS PER COMMON SHARE                          $     (0.21)   $     (0.07)
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

                                       F-7
                                       39

                               FAMOUS FIXINS, INC.

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

                                       F-8
                                       40

                               FAMOUS FIXINS, INC.

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

                                       F-9
                                       41

                               FAMOUS FIXINS, INC.

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

                                      F-10
                                       42

                               FAMOUS FIXINS, INC.

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

                                      F-11
                                       43

                               FAMOUS FIXINS, INC.

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

                                      F-12
                                       44

                               FAMOUS FIXINS, INC.

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                DECEMBER 31, 2000

NOTE 4. 4% CONVERTIBLE DEBENTURES PAYABLE ($1,575,000) (CONTINUED)
        ----------------------------------------------

            Based upon a debenture conversion price of $.054 per share (and a market value of the Company's common stock of $.07 per share at the date of acquisition), the beneficial conversion feature of the additional
        $500,000 debentures issued for cash is $148,148. The fair market value of the 250,000 warrants is $12,038. The aggregate amount of $160,186 is credited in the accounts as additional paid in capital.

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

                                      F-13
                                       45

                               FAMOUS FIXINS, INC.

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

                                      F-14
                                       46

                               FAMOUS FIXINS, INC.

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

                                      F-15
                                       47

                               FAMOUS FIXINS, INC.

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

                                      F-16
                                       48

                               FAMOUS FIXINS, INC.

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

                                      F-17
                                       49

                               FAMOUS FIXINS, INC.

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

                                      F-18
                                       50

                               FAMOUS FIXINS, INC.

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

                                      F-19
                                       51

                               FAMOUS FIXINS, INC.

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

                                      F-20
                                       52

                               FAMOUS FIXINS, INC.

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

                                      F-21
                                       53

                               FAMOUS FIXINS, INC.

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

                                      F-22
                                       54

                               FAMOUS FIXINS, INC.

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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
                                       55

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
10.17     Distributorship Agreement with NutraMax Products, Inc. (Incorporated by reference to Exhibit 10.17 of Form 10-KSB filed on March 30, 2001).
10.18     Major League Baseball Properties, Inc. License Agreement
          (Incorporated by reference to Exhibit 10.18 of Form 10-KSB filed on
          March 30, 2001).
10.19     Amended Employment Agreement of Jason Bauer (Incorporated by
          reference to Exhibit 10.19 of Form 10-KSB filed on March 30, 2001).
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

Dated:  May 2, 2001

      In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

SIGNATURES           TITLE                                    DATE

/s/ Jason Bauer      Chairman of the Board, President,        May 2, 2001
Jason Bauer          Chief Executive Officer and Treasurer

/s/ Victor Bauer     Director                                 May 2, 2001
Victor Bauer