Form 10QSB
period 2001-03-31
FAMOUS FIXINS INC
filed 2001-05-15
CIK 1052706

FORM 10-QSB

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

        (Mark One)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________.

Commission file number: 0-27219

Famous Fixins, Inc.
(Name of small business issuer in its charter)

New York (State or other jurisdiction of incorporation or organization)	13-3865655 (I.R.S. Employer Identification No.)

250 W. 57th St., Suite 1112, New York, NY 10107
(Address of principal executive offices)

(212) 245-7773
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the 90 past days. YES [X] NO [  ]

As of March 31, 2001, the issuer had 13,941,264 shares of common stock outstanding.

Transitional Small Business Disclosure Format (check one): YES [ ] NO [X]

FAMOUS FIXINS, INC.

FORM 10-QSB FOR THE QUARTER ENDED MARCH 31, 2001

PART II.	OTHER INFORMATION
Item 2.	Changes in Securities	15
Item 5.	Other Information	15
Item 6.	Exhibits and Reports on Form 8-K	17

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

FAMOUS FIXINS, INC.

BALANCE SHEETS
(UNAUDITED)

                                                                                 MARCH 31,             DECEMBER 31,
                                                                                   2001                   2000
                                                                                -----------            -----------

                                          A S S E T S

CURRENT ASSETS

   Cash and cash equivalents                                                    $   353,084            $   343,164
   Investments in marketable equity trading securities                                    -                 77,578
   Accounts receivable, less $5,000 allowance for doubtful accounts                 372,540                527,840
   Merchandise inventory                                                            247,647                321,116
   Unused barter credits - current portion                                           75,618                 75,618
   Prepaid expenses                                                                  29,375                 25,200
                                                                                -----------            -----------

     TOTAL CURRENT ASSETS                                                         1,078,264              1,370,516
                                                                                -----------            -----------

PLANT AND EQUIPMENT

   Furniture and fixtures                                                            15,804                 15,804
   Machinery and equipment                                                           28,777                 34,077
                                                                                -----------            -----------
                                                                                     44,581                 49,881
     Less: Accumulated depreciation                                                  15,026                 17,165
                                                                                -----------            -----------

     NET PLANT AND EQUIPMENT                                                         29,555                 32,716
                                                                                -----------            -----------

OTHER ASSETS

   Deferred debenture issuance costs, net of accumulated
      amortization (2001 - $3,331;  2000 - $3,175)                                      567                    723
   Unused barter credits - noncurrent portion                                       226,853                226,853
   Security deposits                                                                  6,482                  6,482
                                                                                -----------            -----------

     TOTAL OTHER ASSETS                                                             233,902                234,058
                                                                                -----------            -----------

                                                                                $ 1,341,721            $ 1,637,290
                                                                                ===========            ===========

See accompanying notes to financial statements.

FAMOUS FIXINS, INC.

BALANCE SHEETS (CONTINUED)
(UNAUDITED)

                                                                                 MARCH 31,             DECEMBER 31,
                                                                                   2001                   2000
                                                                                -----------            -----------

              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

   4% convertible debentures                                                    $ 1,575,000            $ 1,575,000
   Short term loan payable                                                                                  46,385
   Accounts payable                                                                 227,526                272,401
   Accrued royalties payable                                                         57,211                 54,637
   Accrued interest payable                                                          27,761                 12,273
   Due to customers                                                                  63,806                 39,567
   Deferred officer's compensation payable                                          117,396                115,626
   Taxes payable - other than on income                                                   -                 11,335
   Income taxes payable                                                                 580                    580
                                                                                -----------            -----------

     TOTAL CURRENT LIABILITIES                                                    2,069,280              2,127,804
                                                                                -----------           ------------

LONG-TERM LIABILITIES

   5% convertible debentures, due October, 2002
     (principal amount - $38,975 in 2001 and 2000)                                   37,978                 37,600
   Deferred rent                                                                      8,205                  8,777
                                                                                -----------            -----------

     TOTAL LONG-TERM LIABILITIES                                                     46,183                 46,377
                                                                                -----------            -----------

STOCKHOLDERS' EQUITY (DEFICIT)

   Common stock, $.001 par value per share:
      Authorized                            25,000,000 shares
      Issued and outstanding
         13,965,264 shares in 2001; 13,941,264 shares in 2000                        13,964                 13,940
   Additional paid-in capital                                                     3,963,957              3,905,379
   Accumulated deficit                                                           (4,701,663)            (4,406,210)
                                                                                -----------            -----------
                                                                                   (723,742)              (486,891)
      Less: Unused advertising barter credits issued in exchange
              for common stock                                                      (50,000)               (50,000)
                                                                                -----------            -----------

     TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                          (773,742)              (536,891)
                                                                                -----------            -----------

                                                                                $ 1,341,721            $ 1,637,290
                                                                                ===========            ===========

See accompanying notes to financial statements.

FAMOUS FIXINS, INC.

INTERIM STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                                                      THREE MONTHS ENDED
                                                                                           MARCH 31,
                                                                                ------------------------------
                                                                                   2001               2000
                                                                                -----------        -----------

NET SALES                                                                       $   442,237       $    261,043
                                                                                -----------        -----------

COST OF GOODS SOLD
   Merchandise inventory at beginning of year                                       321,116             69,542
   Purchases                                                                        168,764            183,718
   Other direct costs                                                                28,762             63,565
                                                                                -----------        -----------
                                                                                    518,642            316,825
      Less: Merchandise inventory at end of period                                  247,647             89,398
                                                                                -----------        -----------

TOTAL COST OF GOODS SOLD                                                            270,995            227,427
                                                                                -----------        -----------

GROSS PROFIT                                                                        171,242             33,616
                                                                                -----------        -----------

OPERATING EXPENSES
   Selling expenses                                                                  85,677            653,518
   General and administrative expenses                                              349,471            258,711
                                                                                -----------        -----------

TOTAL OPERATING EXPENSES                                                            435,148            912,229
                                                                                -----------        -----------

OPERATING LOSS                                                                     (263,906)          (878,613)
                                                                                -----------        -----------

OTHER INCOME (EXPENSE)
   Interest income                                                                       76              7,753
   Interest expense and financing costs                                             (17,026)          (357,781)
   Realized and unrealized gain (loss) on investments in marketable
      equity trading securities                                                     (13,134)             6,905
   Loss on disposal of plant and equipment                                             (883)                 -
                                                                                -----------        -----------

TOTAL OTHER INCOME (EXPENSE)                                                        (30,967)          (343,123)
                                                                                -----------        -----------

LOSS BEFORE PROVISION FOR INCOME TAXES                                             (294,873)        (1,221,736)

PROVISION FOR INCOME TAXES                                                              580                455
                                                                                -----------        -----------

NET LOSS                                                                        $  (295,453)       $(1,222,191)
                                                                                ===========        ===========

BASIC NET LOSS PER COMMON SHARE                                                 $     (0.02)       $     (0.10)
                                                                                ===========        ===========

See accompanying notes to financial statements.

FAMOUS FIXINS, INC.

INTERIM STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                     THREE MONTHS ENDED
                                                                                          MARCH 31,
                                                                                -----------------------------
                                                                                  2001               2000
                                                                                ---------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                     $(295,453)        $(1,222,191)
   Adjustments to reconcile net loss to net cash used in operating activities:
      Noncash items:
         Depreciation                                                               2,278               1,914
         Amortization and write off of bond discounts and finance costs               534              16,243
         Deferred rent expense                                                       (572)             10,295
         Interest expense paid by issuance of common stock                              -               3,930
         Component of interest expense attributable to beneficial
            conversion feature of debentures issued                                     -             325,000
         Value of common stock issued for services received by the Company            360             212,924
         Value of warrants issued and amortized for services received by
            the Company                                                            58,242             247,336
         Realized and unrealized (gain) loss on investments in marketable
            equity trading securities                                              13,134              (6,905)
         Loss on disposal of plant and equipment                                      883                   -
      (Increase) decrease in assets:
         Accounts receivable                                                      155,300              94,747
         Merchandise inventory                                                     73,469             (19,856)
         Prepaid expenses                                                          (4,175)              3,077
      Increase (decrease) in liabilities:
         Accounts payable and accrued expenses                                    (26,813)             15,290
         Due to customers                                                          24,239                 327
         Taxes payable - other than on income                                     (11,335)                436
         Deferred officer's compensation payable                                    1,770                   -
                                                                                ---------         -----------

NET CASH USED IN OPERATING ACTIVITIES                                              (8,139)           (317,433)
                                                                                ---------         -----------

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
   Payments for plant and equipment additions                                           -              (4,241)
   Proceeds from sale of marketable equity trading securities                      64,444                   -
                                                                                ---------         -----------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                64,444              (4,241)
                                                                                ---------         -----------

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
   Proceeds from issuance of convertible debentures, net                                -             990,000
   Repayments of borrowings against investment in marketable
      equity trading securities                                                   (46,385)                  -
   Decrease in subscribers' deposits on common stock, net                               -               6,250
                                                                                ---------         -----------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                               (46,385)            996,250
                                                                                ---------         -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                           9,920             674,576

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                    343,164             475,325
                                                                                ---------         -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $ 353,084         $ 1,149,901
                                                                                =========         ===========

                                  (CONTINUED)

See accompanying notes to financial statements.

FAMOUS FIXINS, INC.

INTERIM STATEMENTS OF CASH FLOWS (CONTINUED)
(UNAUDITED)

                                                                                     THREE MONTHS ENDED
                                                                                          MARCH 31,
                                                                                -----------------------------
                                                                                  2001               2000
                                                                                ---------         -----------

Supplemental information about cash payments is as follows:
   Cash payments for interest                                                   $   1,005         $    10,705
   Cash payments for income taxes                                               $     580         $     1,334

Supplemental disclosure of noncash financing activities:
   Issuance of warrants in connection with convertible debentures
      issued by the Company                                                     $       -         $   675,000
   Conversion of debentures to common stock                                     $       -         $   282,729

See accompanying notes to financial statements.

FAMOUS FIXINS, INC.

INTERIM STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
(UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2001

                                                       COMMON STOCK       ADDITIONAL                      UNUSED
                                                  ---------------------    PAID-IN     ACCUMULATED     ADVERTISING
                                        TOTAL       SHARES       AMOUNT    CAPITAL       DEFICIT      BARTER CREDITS
                                      ---------   ----------    -------   ----------   -----------    --------------

BALANCE (DEFICIT) - JANUARY 1, 2001   $(536,891)  13,941,264    $13,940   $3,905,379   $(4,406,210)   $      (50,000)

Issuance of common shares for               360       24,000         24          336             -                 -
services received

Value of warrants issued and             58,242            -          -       58,242             -                 -
amortized for services received

Net loss - Three months ended          (295,453)           -          -            -      (295,453)                -
March 31, 2001                        ---------   ----------    -------   ----------   -----------    --------------

BALANCE (DEFICIT) - MARCH 31, 2001    $(773,742)  13,965,264    $13,964   $3,963,957   $(4,701,663)   $      (50,000)
                                      =========   ==========    =======   ==========   ===========    ==============

See accompanying notes to financial statements.

FAMOUS FIXINS, INC.

NOTES TO INTERIM FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2001

NOTE 1.      STATEMENT OF INFORMATION FURNISHED
             ----------------------------------

                  The accompanying unaudited interim financial statements have been prepared in accordance with Form 10-QSB instructions and in the opinion of management contains all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Famous Fixins, Inc. as of March 31, 2001, and the results of operations for the three months ended March 31, 2001 and 2000, and the statements of cash flows for the three months ended March 31, 2001 and 2000, and the statement of stockholders'
             equity (deficit) for the three months ended March 31, 2001. These results have been determined on the basis of generally accepted accounting principles and practices and applied consistently with those used in the preparation of the Company's 2000 financial statements.

                  Certain information and footnote disclosures normally included in the financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that the accompanying financial statements be read in conjunction with the financial statements and notes thereto incorporated by reference in the Company's 2000 financial
             statements.

NOTE 2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
             ------------------------------------------

                  BUSINESS ACTIVITIES OF THE COMPANY
                  ----------------------------------

                        The Company is a promoter and marketer of celebrity and
                  athlete licensed consumer products for sale in supermarkets, other retailers and over the Internet. The Company develops, markets and sells licensed consumer products based on the
                  diverse professional, cultural and ethnic backgrounds of
                  various celebrities. The Company enters into licensing
                  agreements with high profile athletes and other celebrities and creates consumer products which include various product lines consisting of salad dressings, candy products, cosmetic products and adhesive bandages endorsed by the licensors. The
                  Company utilizes a network of consumer brokers to distribute its products throughout the United States. Third party
                  manufacturers produce the Company's various consumer products.

FAMOUS FIXINS, INC.

NOTES TO INTERIM FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2001

NOTE 2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
             ------------------------------------------

                  STOCK-BASED COMPENSATION - WARRANTS

                        The Company accounts for warrants issued to purchase
                  common stock in connection with services rendered to the
                  Company using the fair value method prescribed in SFAS No. 123
                  "Accounting for Stock-Based Compensation". Compensation cost for all stock warrants issued by the Company is (a) measured at the grant date based on the fair value of the warrants and
                  (b) recognized over the service period. Stock-based
                  compensation cost charged to operations for the three months ended March 31, 2001 was $58,242.

                  REVENUE RECOGNITION AND SALES RETURNS

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

                  USE OF ESTIMATES IN PREPARING FINANCIAL STATEMENTS

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

FAMOUS FIXINS, INC.

NOTES TO INTERIM FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2001

NOTE 2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
             ------------------------------------------

                  PLANT AND EQUIPMENT

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

NOTE 3.      NET LOSS PER COMMON SHARE

                  Net loss per common share was calculated under SFAS No. 128,
             "Earnings per Share". Basic net loss per share is computed by dividing the net loss by the weighted average outstanding shares of
             13,957,264 and 11,735,566 for the three months ended March 31, 2001 and 2000, respectively. No effect has been given to the conversion of warrants and debentures to common stock inasmuch as such conversions would be anti-dilutive.

NOTE 4.      GOING CONCERN

                  The accompanying financial statements have been prepared
             assuming that the Company will continue as a going concern. The
             Company has incurred substantial losses from operations and has deficiencies in working capital and stockholders' equity at March
             31, 2001 which raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

“FORWARD-LOOKING” INFORMATION

This report on Form 10-QSB contains certain “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934. Generally, the words “anticipates,” “expects,” “believes,” “intends,” “could,” “may,” and similar expressions identify forward looking statements. Forward-looking statements involve risks and uncertainties. We caution you that while we believe any forward-looking statement are reasonable and made in good faith, expectations almost always vary from actual results, and the differences between our expectations and actual results may be significant.

The following discussion and analysis of our results of operations and our financial condition should be read in conjunction with the information set forth in the financial statements and notes thereto included elsewhere in this report.

MANAGEMENT’S DISCSSION AND ANALYSIS OR PLAN OF OPERATIONS

Results of Operations

Sales for the three months ended March 31, 2001 increased approximately 69.4% to $442,237 from $261,043 for the three months ended March 31, 2000. The increase in sales is attributable primarily to the sale of three products that we introduced after March 31, 2000, which products we believe have broader territorial and commercial appeal than many of our discontinued products.

Cost of goods sold for the three months ended March 31, 2001 was $270,995, approximately 61% of sales, as compared to $227,427, approximately 87% of sales, for the comparable period in fiscal year 2000. We experienced a decrease in cost of goods sold as a percentage of sales for the three months ended March 31, 2001 in connection with the expiration of certain licenses and the discontinuation of our cereal product lines that we offered in the three months ended March 31, 2000. Although we expect our cost of goods sold to increase as we make more diverse products available for sale, we expect cost of goods sold to decrease as a percentage of total sales as our sales volume for particular product lines grows.

Gross profit on sales for the three months ended March 31, 2001 was $171,242, an increase of 409% as compared to gross profit of $33,616 for the three months ended March 31, 2000. The increase in gross profit is attributable to the expiration of certain licenses, the discontinuation of our cereal products in fiscal year 2000 that were sold primarily in selected regions associated with the athlete or sports entity, and the introduction of three new products after March 31, 2000 that we believe have broader territorial appeal and stronger gross profit margins than many of our former products.

For the three months ended March 31, 2001, as compared to the three months ended March 31, 2000, operating expenses decreased to $435,148 from $912,229, which represents a 52% decrease in operation expenses, and which represents, as compared to the three months ended March 31, 2000, a decrease to 98% of sales from 349% of sales. The decrease in our operating expenses is attributable to a decrease in selling expenses, associated with the discontinuation of several product lines, to $85,677 for the three months ended March 31, 2001 from $653,518 during the comparable period in fiscal year 2000, offset by an increase in general and administrative expenses to $349,471 from $258,711. Operating expenses are expected to increase as new product lines are created and as more products are sold; however, operating expenses are expected to decrease as a percentage of total sales as our sales volume grows for a particular product line.

For the three months ended March 31, 2001, we operated at a net loss of $295,453, or a loss of $.02 per share basic, as compared to a net loss of $1,222,191, or a loss of $.010 per share basic, for the three months ended March 31, 2000. The decrease in net loss is mainly due to a decrease in interest expense and financing costs. Included in the net loss of $295,453 for the three months ended March 31, 2001 are several non-cash charges to income related to interest expense and financing costs aggregating approximately $17,000 as compared to approximatelly $358,000 for the three months ended March 31, 2000. There is no assurance that additional warrants or other securities will not be issued, or that additional charges will not be incurred for future transactions. We anticipate the continuance of these types of charges against earnings when we make additional licensing transactions with celebrities and celebrity athletes or when we enter service or financing agreements.

In fiscal year 2000, we discontinued ten cereal products in connection with the expiration of several licenses for products that we sold primarily in selected regions associated with the athlete or sports entity, and we have focused our efforts on a smaller number of products that we believe have broader territorial appeal. While the addition of new product lines may also create liquidity issues and demands on our limited resources, it is anticipated that our focus on a smaller number of products in connection with the expiration of certain licenses and discontinuation of certain products, may have a favorable impact on income and liquidity.

Our food sales business is not seasonal in nature. Inflation is not deemed to be a factor in our operations.

Financial Condition or Liquidity and Capital Resources

To date, we have funded our operations through a line of credit, bank borrowings, and borrowings from, and issuances of warrants and sales of securities to, stockholders, and from operating revenues. Our inability to obtain sufficient credit and capital financing has limited our operations and growth from inception.

In March 2000, we entered into an agreement pursuant to which certain investors agreed to purchase an aggregate of $1,000,000 principal amount of 0% convertible debentures due March 13, 2005 and warrants to purchase 2,500,000 shares of our common stock. We received gross proceeds of $1,000,000 from the transaction. The holders of the convertible debentures were entitled to convert the debentures into shares of common stock at a conversion price of $.40 per share. The warrants are exercisable before March 13, 2005 at a purchase price of $.75 per share. In October 2000, we entered into an agreement for the sale of $1,500,000 principal amount of 4% convertible debentures pursuant to which the outstanding principal amount of the 0% convertible debentures were surrendered.

In October 2000, we entered into an agreement pursuant to which certain investors agreed to purchase an aggregate of $1,500,000 principal amount of 4% convertible debentures due on August 7, 2001 and warrants to purchase 250,000 shares of common stock. The principal amount of the 4% convertible debentures of $1,500,000, consists of principal in the amount of $500,000 and the surrender of outstanding 0% convertible debentures with a principal amount of $1,000,000 issued in March 2000. The 4% convertible debentures are due in August 2001 with a 5% premium on the principal and the accrued unpaid interest. To date, we have not paid any accrued interest in cash. The investors have the right to convert the interest into shares of common stock based on the average of the 5 lowest closing bid prices of the common stock over a 22 trading day period immediately prior to the interest payment date. The warrants are exercisable before November 7, 2003 at a purchase price per share of $0.0588. We agreed to enter into an equity line of credit type of transaction within 10 days of this transaction. If we are unable to pay the amounts due on the maturity date but we can draw down on the equity line of credit, we are to draw down the maximum amount each draw down period to pay the investors the full amount due. On or after the maturity date, the investors may convert the 4% convertible debentures into shares of common stock if a registration statement for the equity line of credit is not effective on the maturity date or if we do not draw down the maximum amount permitted each month under the equity line under an effective equity line of credit registration statement. The conversion price shall equal the lesser of $0.054 or 85% of the average of the 5 lowest closing bid prices during the 22 trading days preceding the applicable conversion date. At the investors’ election, we shall redeem the 4% convertible debentures, including interest and a redemption premium of 30%, using up to 50% of the net proceeds received pursuant to the equity line of credit and any other equity financing permitted under the agreement, and all proceeds received in an equity financing not permitted under the future financing restrictions. At the closing of the transaction, we received gross proceeds of $500,000, less payment to the escrow agent of $10,000 for the investors’ legal, administrative and escrow costs, and less payment of a 10% placement agent fee. We also issued to the placement agent 75,000 shares of restricted common stock and a warrant to purchase 100,000 shares of common stock as part of the placement agent fee. The warrants are exercisable before November 7, 2003 at a purchase price per share of $0.0588.

In October 2000, we entered into an agreement for the future issuance and purchase of shares of our common stock which establishes what is sometimes termed an equity line of credit or an equity drawdown facility. In general, the drawdown facility operates as follows: the investor has committed to provide us with up to $5 million as we request it over a 24 month period, in return for shares of common stock we issue to the investor. Subject to a maximum of 16 draws, once every 29 trading days, we may request a draw of up to $5 million of that money, however, no single draw can exceed $5 million. We must wait at least 7 trading days after each 22 trading day drawdown period before requesting another drawdown. The maximum amount we actually can draw down upon each request will be determined by 4.5% of the volume-weighted average daily price of our common stock for the 3 month period prior to our request and the total trading volume for the 3 months prior to our request. Each draw down must be for at least $100,000. The number of shares registered under the registration statement for the resale of the common stock upon each drawdown may limit the amount of money we receive under the common stock purchase agreement. Moreover, the funds we may receive could be further limited by a provision of the common stock purchase agreement that prevents us from issuing shares to the investor to the extent the investor would beneficially own more than 9.9% of our then outstanding common stock. At the end of a 22-day trading period following the drawdown request, the final drawdown amount is determined based on the volume-weighted average stock price during that 22-day period. We then use the formulas contained in the common stock purchase agreement to determine the number of shares we will issue to the investor in return for that money. The per share dollar amount the investor pays for our common stock for each drawdown includes a 17.5% discount to the average daily market price of our common stock for the 22-day period after our drawdown request, weighted by trading volume. We will receive the amount of the drawdown less an escrow agent fee equal to $1,500 per drawdown and less a 10% placement fee. In lieu of making a commitment to the investor to draw a minimum aggregate amount, on October 31, 2000, we issued to the investor a stock purchase warrant to purchase up to 500,000 shares of our common stock and we also agreed to issue additional warrants to purchase a number of shares equal to 50% of the shares purchased by the investor on the settlement date of each drawdown. The warrants to purchase 500,000 shares of common stock have an exercise price of $0.0636 and expire on October 31, 2003. The additional warrants issuable at each settlement date will be exercisable for 35 calendar days and have an exercise price equal to the weighted average of the purchase prices of the common stock during the applicable settlement period. At the closing we paid the escrow agent $10,000 for the investor’s legal, administrative and escrow costs. We are in the process of seeking effectiveness of a registration statement. Until an effective registration statement is in place, we cannot use and will not receive any funds from the equity line.

We believe that the funds from the 4% convertible debentures, in conjunction with revenues from our operations, will be sufficient to fund our operations for the next six months, subject to our ability to resolve the repayments due on maturity of existing obligations, including the 4% convertible debentures with a principal amount of $1.5 million which mature on August 7, 2001. The $5 million equity line of credit may be sufficient to fund our operations for the next twelve to twenty four months, depending upon our ability to draw down on the equity line, and if we are able to draw down on a substantial portion of the $5 million equity line of credit to fund our operations as well as to repay the 4% convertible debentures with a principal amount of $1.5 million, if the debentures are not converted into equity.

We believe that our future growth is dependent on the degree of success of current operations in generating revenues, borrowings under our current credit facility, the ability to repay existing debts maturing in the short term which we may be unable to repay if we are unable to draw down on a substantial portion of the 4% million equity line of credit, and the ability to obtain additional credit facilities, although there can be no assurance that we will be able to obtain any additional financing that we may require.

The auditors’ report to our financial statements for the year ended December 31, 2000 cites factors that raise substantial doubt about our ability to continue as a going concern. The factors are that we have incurred substantial operating losses since inception of operations and as at December 31, 2000 reflect deficiencies in working capital and stockholders’ equity. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

PART II.   OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES

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

ITEM 5.   OTHER INFORMATION

Voting Agreement

Jason Bauer and Peter Zorich were parties to a certain voting agreement which provided that each of Bauer and Zorich was to vote his shares for the election of the other as a director of Famous Fixins among other provisions. In connection with Zorich's resignation as an officer and director in October 2000, Zorich agreed to waive the terms of the voting agreement that required Bauer to vote his shares to elect Zorich as a director and as Executive Vice President of Famous Fixins. They also agreed not to offer to sell, sell, transfer, assign, hypothecate, pledge or otherwise dispose of any beneficial interest in their voting shares except subject to the terms of the voting agreement, unless prior written consent was obtained from the other party that such shares shall not be subject to the voting agreement or unless the shares were sold to an independent third party in an arms'-length transaction for fair market value. The voting agreement was terminated in its entirety in March 2001.

Employment Agreement

In March 2001, we entered into an agreement with Jason Bauer amending his employment agreement, effective as of April 12, 2001, for a term of five years ending in April 2006. The agreement provides for, among other things, an annual salary of $175,000, with annual adjustments equal to the greater of $10,000 or cost-of-living adjustments tied to the Consumer Price Index.

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

Under the March 2001 agreement, he was granted options to purchase 1,500,000 shares of our common stock. The exercise price for the options is $.03025 per share, based on 110% of the trading price of $0.0275 of the common stock on March 23, 2001. The options vest only after we achieve certain corporate milestones as follows:

o	options to purchase 1,000,000 shares shall vest immediately upon the first to occur of Famous Fixins obtaining two or more new celebrity, entity, athlete or company licenses or new products, since January 1, 2001, or upon the occurrence of a fiscal year in which Famous Fixins’s revenues exceed $3,000,000; and
o	additional options to purchase 500,000 additional shares shall vest immediately upon the first to occur of Famous Fixins obtaining a further two or more new celebrity, entity, athlete or company licenses or new products or upon the occurrence of a fiscal year in which Famous Fixins’s revenues exceed $3,500,000.

These options are cumulative and are subject to anti-dilution rights. If any of these milestones are achieved in the same year, all of the options vest at the time the milestones are achieved.

He is also to receive an annual performance bonus equal to up to fifty percent of his base salary, or such other amount as the Board of Directors may determine. He is also entitled to:

o	death benefits of $100,000;
o	medical and dental insurance;
o	six weeks vacation;
o	a fifteen year term life insurance policy with a face amount of benefit of $1,000,000 and a beneficiary as designated by him;
o	an automobile for his exclusive use;
o	reimbursement for reasonable travel and other business related expenses; and
o	other bonuses to be determined by the Board of Directors.

If we undergo a change of control, he is to receive a golden parachute payment equal to 299% of his base salary, and he has the right to terminate his employment agreement. A change of control refers to any of the following situations:

o	a change in our ownership or management that would be required to be reported in response to certain provisions of the Securities Exchange Act of 1934;
o	an acquisition by a person or entity of 25% or more of our common stock or our then outstanding voting securities;
o	a change in a majority of the current Board of Directors, other than in connection with an actual or threatened proxy contest;
o	completion of a reorganization, merger, consolidation or sale of a majority of our assets; or
o	the approval by our stockholders of our complete liquidation or dissolution.

Licensing Agreement

We entered into a licensing agreement dated as of March 22, 2001 with Olympia Dukakis and T. Marzetti Company pursuant to which, as of April 1, 2001, Marzetti has the exclusive right to use the name, photograph, depiction, characterization, likeness, voice, image, and biographical data of Dukakis and the trademarks, logos, copyrights and all other authorized material owned or controlled by Ms. Dukakis in connection with the development, manufacture, distribution, promotion and sale of Greek specialty food products. The original license agreement between Famous Fixins and Olympia Dukakis, dated March 1, 1997, whereby we were the exclusive licensee of such rights, is terminated. As part of the March 2001 licensing agreement, we assigned rights related to Olympia Dukakis' Greek Salad Dressings under the original license agreement to Marzetti. Under the March 2001 licensing agreement, Marzetti was obligated to pay us an amount equal to our cost for inventory of the licensed products on April 1, 2001, plus a $6,000 deposit we had paid Marzetti to store such inventory. Under the March 2001 licensing agreement, Marzetti is to pay us an amount equal to two percent of all monies Marzetti receives as revenues from the sale of the licensed products. Either Dukakis or Marzetti may terminate the March 2001 licensing agreement upon forty-five days written notice under certain conditions. We have the ability to assign our interest to the March 2001 licensing agreement under certain circumstances.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits.

The following exhibits are filed with this report:

Exhibit Number	Description of Exhibit

Exhibit 10.1	Amended Employment Agreement of Jason Bauer (Incorporated by reference to Exhibit 10.19 of Form 10-KSB filed on March 30, 2001).
Exhibit 10.2	Licensing Agreement between Famous Fixins, Inc., Olympia Dukakis and T. Marzetti Company
Exhibit 11	Statement Concerning Computation of Per Share Earnings is hereby incorporated by reference to “Financial Statements” of Part I - Financial Information, Item 1 – Financial Statements, contained in this Form 10-QSB.

(b)   Reports on Form 8-K.

None.

SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FAMOUS FIXINS, INC.

Dated: May 14, 2001	By: /s/ Jason Bauer Jason Bauer Chief Executive Officer and President