Form 10QSB
period 2001-06-30
FAMOUS FIXINS INC
filed 2001-08-16
CIK 1052706

FORM 10-QSB

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

        (Mark One)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

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

(212) 245-7773
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the 90 past days. YES [X] NO [  ]

As of June 30, 2001, the issuer had 14,197,903 shares of common stock, par value $.001 per share, outstanding.

Transitional Small Business Disclosure Format (check one): YES [ ] NO [X]

FAMOUS FIXINS, INC.

FORM 10-QSB FOR THE QUARTER ENDED JUNE 30, 2001

PART II.	OTHER INFORMATION
Item 2.	Changes in Securities	16
Item 5.	Other Information	17
Item 6.	Exhibits and Reports on Form 8-K	17

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

FAMOUS FIXINS, INC.

BALANCE SHEETS
(UNAUDITED)

                                                                                 JUNE 30,              DECEMBER 31,
                                                                                   2001                   2000
                                                                                -----------            -----------

                                          A S S E T S

CURRENT ASSETS

   Cash and cash equivalents                                                    $   359,193            $   343,164
   Investments in marketable equity trading securities                                                      77,578
   Accounts receivable, less $5,000 allowance for doubtful accounts                 461,089                527,840
   Merchandise inventory                                                            159,156                321,116
   Unused barter credits - current portion                                           74,106                 75,618
   Prepaid expenses                                                                  14,347                 25,200
                                                                                -----------            -----------

     TOTAL CURRENT ASSETS                                                         1,067,891              1,370,516
                                                                                -----------            -----------

PLANT AND EQUIPMENT

   Furniture and fixtures                                                            15,804                 15,804
   Machinery and equipment                                                           28,777                 34,077
                                                                                -----------            -----------
                                                                                     44,581                 49,881
     Less: Accumulated depreciation                                                  17,127                 17,165
                                                                                -----------            -----------

     NET PLANT AND EQUIPMENT                                                         27,454                 32,716
                                                                                -----------            -----------

OTHER ASSETS

   Deferred debenture issuance costs, net of accumulated
      amortization (2001 - $3,341;  2000 - $3,175)                                       57                    723
   Unused barter credits - noncurrent portion                                       222,316                226,853
   Security deposits                                                                  6,482                  6,482
                                                                                -----------            -----------

     TOTAL OTHER ASSETS                                                             228,855                234,058
                                                                                -----------            -----------

                                                                                 $1,324,200             $1,637,290
                                                                                ===========            ===========

See accompanying notes to financial statements.

FAMOUS FIXINS, INC.

BALANCE SHEETS (CONTINUED)
(UNAUDITED)

                                                                                  JUNE 30,             DECEMBER 31,
                                                                                   2001                   2000
                                                                                -----------            -----------

              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

   4% convertible debentures                                                    $ 1,575,000            $ 1,575,000
   Short term loan payable                                                                                  46,385
   Accounts payable                                                                 261,083                272,401
   Accrued royalties payable                                                         71,607                 54,637
   Accrued interest payable                                                          42,853                 12,273
   Due to customers                                                                  66,705                 39,567
   Deferred officer's compensation payable                                           97,535                115,626
   Taxes payable - other than on income                                                   -                 11,335
   Income taxes payable                                                                 580                    580
                                                                                -----------            -----------

     TOTAL CURRENT LIABILITIES                                                    2,115,363              2,127,804
                                                                                -----------            -----------

LONG-TERM LIABILITIES

   5% convertible debentures, due October, 2002
     (principal amount - $33,975 in 2001; $38,975 in 2000)                           33,792                 37,600
   Deferred rent                                                                      7,631                  8,777
                                                                                -----------            -----------

     TOTAL LONG-TERM LIABILITIES                                                     41,423                 46,377
                                                                                -----------            -----------

STOCKHOLDERS' EQUITY (DEFICIT)

   Common stock, $.001 par value per share:
      Authorized                            25,000,000 shares
      Issued and outstanding
         14,197,903 shares in 2001; 13,941,264 shares in 2000                        14,197                 13,940
   Additional paid-in capital                                                     4,011,509              3,905,379
   Accumulated deficit                                                           (4,809,292)            (4,406,210)
                                                                                -----------            -----------
                                                                                   (783,586)              (486,891)
      Less: Unused advertising barter credits issued in exchange
              for common stock                                                      (49,000)               (50,000)
                                                                                -----------            -----------

     TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                          (832,586)              (536,891)
                                                                                -----------            -----------

                                                                                $ 1,324,200            $ 1,637,290
                                                                                ===========            ===========

See accompanying notes to financial statements.

FAMOUS FIXINS, INC.

INTERIM STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                                THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                     JUNE 30,                          JUNE 30,
                                                           -----------------------------     ----------------------------
                                                              2001             2000             2001             2000
                                                           -----------      -----------      -----------      -----------

NET SALES                                                  $   870,938      $ 1,125,887      $ 1,313,175      $ 1,386,930

COST OF GOODS SOLD
   Merchandise inventory at beginning of period                247,647           89,398          321,116           69,542
   Purchases                                                   386,379          836,918          555,143        1,020,636
   Other direct costs                                            8,557           62,039           37,319          125,604
                                                           -----------      -----------      -----------      -----------
                                                               642,583          988,355          913,578        1,215,782
      Less: Merchandise inventory at end of
                 period                                        159,156          417,714          159,156          417,714
                                                           -----------      -----------      -----------      -----------

TOTAL COST OF GOODS SOLD                                       483,427          570,641          754,422          798,068
                                                           -----------      -----------      -----------      -----------

GROSS PROFIT                                                   387,511          555,246          558,753          588,862
                                                           -----------      -----------      -----------      -----------

OPERATING EXPENSES
   Selling expenses                                            135,152          171,444          220,829          824,962
   General and administrative expenses                         345,566          300,284          695,037          558,995
                                                           -----------      -----------      -----------      -----------
TOTAL OPERATING EXPENSES                                       480,718          471,728          915,866        1,383,957
                                                           -----------      -----------      -----------      -----------

OPERATING INCOME (LOSS)                                        (93,207)          83,518         (357,113)        (795,095)

OTHER INCOME (EXPENSE)
   Interest income                                               1,407            2,855            1,483           10,608
   Interest expense and financing costs                        (15,832)         (57,607)         (32,855)        (415,388)
   Realized and unrealized gain (loss) on
      investments in marketable equity trading
      securities                                                     -           (5,200)         (13,134)           1,705
   Loss on disposal of plant and equipment                           -                -             (883)               -
                                                           -----------      -----------      -----------      -----------
TOTAL OTHER INCOME (EXPENSE)                                   (14,425)         (59,952)         (45,389)        (403,075)
                                                           -----------      -----------      -----------      -----------

INCOME (LOSS) BEFORE PROVISION FOR
   INCOME TAXES                                               (107,632)          23,566         (402,502)      (1,198,170)

PROVISION FOR INCOME TAXES                                           -                -              580              455
                                                           -----------      -----------      -----------      -----------

NET INCOME (LOSS)                                          $  (107,632)     $    23,566      $  (403,082)     $(1,198,625)
                                                           ===========      ===========      ===========      ===========

Net income (loss) per common share, basic                  $     (.008)     $      .002      $     (.029)     $     (.097)
Net income (loss) per common share, assuming
   full dilution                                           $     (.008)     $      .002      $     (.029)     $     (.097)
Weighted average number of common shares
   outstanding,
      basic                                                 14,042,810       13,056,313       14,000,037       12,395,940
      assuming full dilution                                14,042,810       14,346,964       14,000,037       12,395,940

See accompanying notes to financial statements.

FAMOUS FIXINS, INC.

INTERIM STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                      SIX MONTHS ENDED
                                                                                          JUNE 30,
                                                                                -----------------------------
                                                                                  2001               2000
                                                                                ---------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                     $(403,082)        $(1,198,625)
   Adjustments to reconcile net loss to net cash used in operating activities:
      Noncash items:
         Depreciation                                                               4,379               4,344
         Amortization and write off of bond discounts and finance costs               877              62,567
         Deferred rent expense                                                     (1,146)             11,057
         Interest expense paid by issuance of common stock                            397               6,817
         Component of interest expense attributable to beneficial
            conversion feature of debentures issued                                     -             325,000
         Value of common stock issued for services received by the Company            360             212,924
         Value of warrants issued and amortized for services received by
            the Company                                                           101,611             367,945
         Realized and unrealized (gain) loss on investments in marketable
            equity trading securities                                              13,134              (1,705)
         Loss on disposal of plant and equipment                                      883                   -
         Unused barter credits                                                      7,049            (302,472)
      (Increase) decrease in assets:
         Accounts receivable                                                       66,751            (376,855)
         Merchandise inventory                                                    161,960            (348,172)
         Prepaid expenses                                                          10,853             (13,368)
         Decrease in security deposits                                                  -                  22
      Increase (decrease) in liabilities:
         Accounts payable and accrued expenses                                     36,232              62,221
         Due to customers                                                          27,138             (61,833)
         Taxes payable - other than on income                                     (11,335)              6,270
         Deferred officer's compensation payable                                  (18,091)                  -
                                                                                ---------         -----------
NET CASH USED IN OPERATING ACTIVITIES                                              (2,030)         (1,243,863)
                                                                                ---------         -----------

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
   Payments for plant and equipment additions                                           -             (8,501)
   Proceeds from sale of marketable equity trading securities                      64,444                  -
                                                                                ---------         ----------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                64,444             (8,501)
                                                                                ---------         ----------

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
   Proceeds from issuance of convertible debentures, net                                -            990,000
   Repayments of borrowings against investment in marketable
      equity trading securities                                                   (46,385)                 -
   Proceeds of stock subscriptions receivable                                           -             47,500
                                                                                ---------         ----------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                               (46,385)         1,037,500
                                                                                ---------         ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                               16,029           (214,864)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                    343,164            475,325
                                                                                ---------         ----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $ 359,193         $  260,461
                                                                                =========         ==========

                                  (CONTINUED)

See accompanying notes to financial statements.

FAMOUS FIXINS, INC.

INTERIM STATEMENTS OF CASH FLOWS (CONTINUED)
(UNAUDITED)

                                                                                      SIX MONTHS ENDED
                                                                                          JUNE 30,
                                                                                -----------------------------
                                                                                  2001               2000
                                                                                ---------         -----------

Supplemental information about cash payments is as follows:
   Cash payments for interest                                                   $   1,005         $         -
   Cash payments for income taxes                                               $     580         $       455

Supplemental disclosure of noncash financing activities:
   Issuance of warrants in connection with convertible debentures
      issued by the Company                                                     $       -         $   675,000
   Conversion of debentures to common stock                                     $   5,397         $   366,609

See accompanying notes to financial statements.

FAMOUS FIXINS, INC.

INTERIM STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
(UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2001

                                                       COMMON STOCK       ADDITIONAL                      UNUSED
                                                  ---------------------    PAID-IN     ACCUMULATED     ADVERTISING
                                        TOTAL       SHARES       AMOUNT    CAPITAL       DEFICIT      BARTER CREDITS
                                      ---------   ----------    -------   ----------   -----------    --------------

BALANCE (DEFICIT) - JANUARY 1, 2001   $(536,891)  13,941,264    $13,940   $3,905,379   $(4,406,210)   $      (50,000)

Issuance of common shares on              4,416      232,639        233        4,183             -                 -
conversion of 5% convertible
debentures, net

Issuance of common shares for               360       24,000         24          336             -                 -
services received

Value of warrants issued and            101,611            -          -      101,611             -                 -
amortized for services received

Net loss - Six months ended            (402,082)           -          -            -      (403,082)            1,000
June 30, 2001                         ---------   ----------    -------   ----------   -----------    --------------

BALANCE (DEFICIT) - JUNE 30, 2001     $(832,586)  14,197,903    $14,197   $4,011,509   $(4,809,292)   $      (49,000)
                                      =========   ==========    =======   ==========   ===========    ==============

See accompanying notes to financial statements.

FAMOUS FIXINS, INC.

NOTES TO INTERIM FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2001

NOTE 1.      STATEMENT OF INFORMATION FURNISHED
             ----------------------------------

                  The accompanying unaudited interim financial statements have been prepared in accordance with Form 10-QSB instructions and in the opinion of management contains all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Famous Fixins, Inc. as of June 30, 2001, and the results of operations for the three months and six months ended
             June 30, 2001 and 2000, and the statements of cash flows for the six months ended June 30, 2001 and 2000, and the statement of stockholders' equity (deficit) for the six months ended June 30,
             2001. These results have been determined on the basis of generally accepted accounting principles and practices and applied
             consistently with those used in the preparation of the Company's
             2000 financial statements.

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
SIX MONTHS ENDED JUNE 30, 2001

NOTE 2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
             ------------------------------------------

                  STOCK-BASED COMPENSATION - WARRANTS

                        The Company accounts for warrants issued to purchase
                  common stock in connection with services rendered to the
                  Company using the fair value method prescribed in SFAS No. 123
                  "Accounting for Stock-Based Compensation". Compensation cost for all stock warrants issued by the Company is (a) measured at the grant date based on the fair value of the warrants and
                  (b) recognized over the service period. Stock-based
                  compensation cost charged to operations for the six months ended June 30, 2001 was $101,611.

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
SIX MONTHS ENDED JUNE 30, 2001

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

NOTE 3.      EARNINGS PER SHARE

                 In accordance with the provisions of Statement of Financial
             Accounting Standards ("SFAS") No. 128, "Earnings Per Share", basic earnings per share is computed by dividing net income or loss by the number of weighted-average common shares outstanding during the period. Earnings per share, assuming dilution, is computed by dividing net income by the number of weighted-average common shares and common stock equivalents outstanding during the period.

                  No effect has been given to the conversion of warrants and debentures to common stock for the three month ended June 30, 2001;
             and the six months ended June 30, 2001 and 2000 inasmuch as such conversion would be anti-dilutive.

NOTE 4.      GOING CONCERN

                  The accompanying financial statements have been prepared
             assuming that the Company will continue as a going concern. The
             Company has incurred substantial losses from operations and has deficiencies in working capital and stockholders' equity at June
             30, 2001 which raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

MANAGEMENT’S DISCSSION AND ANALYSIS OR PLAN OF OPERATIONS

Results of Operations

Sales for the three months ended June 30, 2001 decreased approximately 23% to $870,938 from $1,125,887 for the three months ended June 30, 2000. Sales for the six months ended June 30, 2001 decreased approximately 5% to $1,313,175 from $1,386,930 for the six months ended June 30, 2000. The decrease in sales is attributable to our focus on the sale of three products in fiscal year 2001 that we introduced after March 31, 2000 and the discontinuation of six products in three months ended June 30, 2000.

Cost of goods sold for the three months ended June 30, 2001 was $483,427, approximately 56% of sales, as compared to $570,641, approximately 51% of sales, for the comparable period in fiscal year 2000. Cost of goods sold for the six months ended June 30, 2001 was $754,422, approximately 57% of sales, as compared to $798,068, approximately 58% of sales, for the comparable period in fiscal year 2000. Although the cost of goods sold for the six months ended June 30, 2001 compared to the six months ended June 30, 2001 remained comparable, we experienced a decrease in cost of goods sold as a percentage of sales for the three months ended June 30, 2001 in connection with the expiration of certain licenses and the discontinuation of sales of several cereal product lines that we offered in the three and six months ended June 30, 2000. We expect our cost of goods sold to increase as we enter new licenses and make more products available for sale. We expect cost of goods sold to decrease as a percentage of total sales as our sales volume for particular product lines grows.

Gross profit on sales for the three months ended June 30, 2001 was $387,511, a decrease of 30%, as compared to gross profit of $555,246 for the three months ended June 30, 2000. Gross profit on sales for the six months ended June 30, 2001 was $558,753, a decrease of 5%, as compared to gross profit of $588,862 for the six months ended June 30, 2000. The decrease in gross profit is attributable to less sales resulting from our focus on three products in fiscal year 2001, and the expiration of certain licenses and the discontinuation of several cereal products in fiscal year.

For the three months ended June 30, 2001 as compared to the three months ended June 30, 2000, operating expenses increased to $480,718 from $471,728, which represents a 2% increase in operation expenses and an increase to 55% of sales from 42% of sales. For the six months ended June 30, 2001 as compared to the six months ended June 30, 2000, operating expenses decreased to $915,866 from $1,383,957, which represents a 34% decrease in operation expenses and a decrease to 70% of sales from 100% of sales. The decrease in our operating expenses is attributable to a decrease in selling expenses, associated with a focus on selling a smaller number of products in fiscal year 2001 than in fiscal year 2000, to $135,152 and $220,829 for the three and six months ended June 30, 2001, respectively, from $171,444 and $824,962 for the three and six months ended June 30, 2000, offset by an increase in general and administrative expenses to $345,566 from $300,284 for the three months ended June 30, 2001 and 2000, respectively, and to $695,037 from $558,995 for the six months ended June 30, 2001 and 2000, respectively. Operating expenses are expected to increase as new product lines are created and as more products are sold; however, operating expenses are expected to decrease as a percentage of total sales as our sales volume grows for a particular product line.

For the three months ended June 30, 2001, we operated at a net loss of $107,632, or a loss of $.008 per share basic and diluted, as compared to net income of $23,566, or net income of $.002 per share basic and diluted for the three months ended June 30, 2000. For the six months ended June 30, 2001, we operated at a net loss of $403,082, or a loss of $.029 per share basic and diluted, as compared to a net loss of $1,198,625, or a loss of $.097 per share basic and diluted, for the six months ended June 30, 2000. The decrease in net loss for the six months ended June 30, 2001 is mainly due to a decrease in non-cash charges related to stock and warrant issuances and interest expense and financing costs. Included in the net loss of $403,082 for the six months ended June 30, 2001 are several non-cash charges to income related to non-cash charges related to stock and warrant issuances and interest expense and financing costs aggregating approximately $103,000 as compared to approximately $975,000 for the six months ended June 30, 2000. There is no assurance that additional warrants or other securities will not be issued, or that additional charges will not be incurred for future transactions. We anticipate the continuance of these types of charges against earnings when we make additional licensing transactions or when we enter service or financing agreements.

In fiscal year 2000, we discontinued ten cereal products in connection with the expiration of several short-term licenses for products that we sold primarily in selected regions associated with the athlete or sports entity, and in the first six months of fiscal year 2001 we have focused our efforts on a smaller number of products that we believe have broader territorial appeal and that have longer license terms. In the three months ended June 30, 2001, we entered into one new license, and we expect to complete transactions for about three more licenses in the quarter ended September 30, 2001. While the addition of new product lines may also create liquidity issues and demands on our limited resources, it is anticipated that our focus on products that have potentially broad territorial appeal and licenses with longer license periods may have a favorable impact on income and liquidity.

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

In October 1999, we entered into agreements pursuant to which certain investors agreed to purchase an aggregate of $550,000 principal amount of 5% convertible debentures due October 19, 2002 and 139,152 warrants to purchase shares of our common stock. At the initial closing date, we received gross proceeds of $450,000, and in February 2000, we received the remaining $100,000 when a registration statement in connection with the resale of the underlying common stock became effective. The warrants are exercisable between October 30, 1999 and October 30, 2004 at a purchase price of $.494 per share, which was 125% of the market price on the closing date. Through June 30, 2001, debenture holders have converted debentures with an aggregate of $526,032 in principal and interest into 3,136,279 shares of common stock.

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

In October 2000, we entered into an agreement pursuant to which certain investors agreed to purchase an aggregate of $1,500,000 principal amount of 4% convertible debentures and warrants to purchase 250,000 shares of common stock. The principal amount of the 4% convertible debentures of $1,500,000, consists of principal in the amount of $500,000 and the surrender of outstanding 0% convertible debentures with a principal amount of $1,000,000 issued in March 2000. The 4% convertible debentures matured unpaid on August 7, 2001 with a 5% premium on the principal and the accrued unpaid interest. To date, we have not paid any accrued interest in cash. The investors have the right to convert the interest into shares of common stock based on the average of the 5 lowest closing bid prices of the common stock over a 22 trading day period immediately prior to the interest payment date. The warrants are exercisable before November 7, 2003 at a purchase price per share of $0.0588. We agreed to enter into an equity line of credit type of transaction within 10 days of this transaction. If we are unable to pay the amounts due on the maturity date but we can draw down on the equity line of credit, we are to draw down the maximum amount each draw down period to pay the investors the full amount due. To date, we are unable to draw down upon the equity line of credit. Beginning August 7, 2001, the investors may convert the 4% convertible debentures into shares of common stock because a registration statement for the equity line of credit was not effective on the maturity date and because we are not able to draw down the maximum amount permitted each month under the equity line under an effective equity line of credit registration statement. The conversion price shall equal the lesser of $0.054 or 85% of the average of the 5 lowest closing bid prices during the 22 trading days preceding the applicable conversion date. At the investors' election, we shall redeem the 4% convertible debentures, including interest and a redemption premium of 30%, using up to 50% of the net proceeds received pursuant to the equity line of credit and any other equity financing permitted under the agreement, and all proceeds received in an equity financing not permitted under the future financing restrictions. At the closing of the transaction, we received gross proceeds of $500,000, less payment to the escrow agent of $10,000 for the investors' legal, administrative and escrow costs, and less payment of a 10% placement agent fee. We also issued to the placement agent 75,000 shares of restricted common stock and a warrant to purchase 100,000 shares of common stock as part of the placement agent fee. The warrants are exercisable before November 7, 2003 at a purchase price per share of $0.0588.

In October 2000, we entered into an agreement for the future issuance and purchase of shares of our common stock which establishes what is sometimes termed an equity line of credit or an equity drawdown facility. In general, the drawdown facility operates as follows: the investor has committed to provide us with up to $5 million as we request it over a 24 month period, in return for shares of common stock we issue to the investor. Subject to a maximum of 16 draws, once every 29 trading days, we may request a draw of up to $5 million of that money, however, no single draw can exceed $5 million. We must wait at least 7 trading days after each 22 trading day drawdown period before requesting another drawdown. The maximum amount we actually can draw down upon each request will be determined by 4.5% of the volume-weighted average daily price of our common stock for the 3 month period prior to our request and the total trading volume for the 3 months prior to our request. Each draw down must be for at least $100,000. The number of shares registered under the registration statement for the resale of the common stock upon each drawdown may limit the amount of money we receive under the common stock purchase agreement. Moreover, the funds we may receive could be further limited by a provision of the common stock purchase agreement that prevents us from issuing shares to the investor to the extent the investor would beneficially own more than 9.9% of our then outstanding common stock. At the end of a 22-day trading period following the drawdown request, the final drawdown amount is determined based on the volume-weighted average stock price during that 22-day period. We then use the formulas contained in the common stock purchase agreement to determine the number of shares we will issue to the investor in return for that money. The per share dollar amount the investor pays for our common stock for each drawdown includes a 17.5% discount to the average daily market price of our common stock for the 22-day period after our drawdown request, weighted by trading volume. We will receive the amount of the drawdown less an escrow agent fee equal to $1,500 per drawdown and less a 10% placement fee. In lieu of making a commitment to the investor to draw a minimum aggregate amount, on October 31, 2000, we issued to the investor a stock purchase warrant to purchase up to 500,000 shares of our common stock and we also agreed to issue additional warrants to purchase a number of shares equal to 50% of the shares purchased by the investor on the settlement date of each drawdown. The warrants to purchase 500,000 shares of common stock have an exercise price of $0.0636 and expire on October 31, 2003. The additional warrants issuable at each settlement date will be exercisable for 35 calendar days and have an exercise price equal to the weighted average of the purchase prices of the common stock during the applicable settlement period. At the closing we paid the escrow agent $10,000 for the investor's legal, administrative and escrow costs. A registration statement for the shares underlying the equity line of credit is presently not effective. Until an effective registration statement is in place, we cannot use and will not receive any funds from the equity line.

We believe that the funds from the 4% convertible debentures, in conjunction with revenues from our operations, will be sufficient to fund our operations for the next three months, subject to our ability to resolve the repayments due on maturity of existing obligations, including the 4% convertible debentures with a principal amount of $1.5 million which matured on August 7, 2001 without repayment. The $5 million equity line of credit may be sufficient to fund our operations for the next twelve to twenty four months, depending upon our ability to draw down on the equity line, which we are not presently able to do, and if we are able to draw down on a substantial portion of the $5 million equity line of credit to fund our operations as well as to repay the 4% convertible debentures with a principal amount of $1.5 million, if the debentures are not converted into equity. If we do not resolve the debts on the matured obligations, and if the creditors elect to foreclose on existing debts, which is likely to occur, we will not have sufficient funds to operate.

We believe that our future growth is dependent on the degree of success of current operations in generating revenues, borrowings under our current credit facility, the ability to resolve our unfulfilled obligations under the contractual terms of our existing debts, which matured on August 7, 2001 without repayment, in part due to our inability to satisfy the contractual terms of, and draw down on, a substantial portion of the $5 million equity line of credit, and the ability to obtain additional credit facilities. There can be no assurance that we will be able to obtain any additional financing that we require.

The auditors’ report to our financial statements for the year ended December 31, 2000 cites factors that raise substantial doubt about our ability to continue as a going concern. The factors include that we have incurred substantial operating losses since inception of operations and as at December 31, 2000 reflect deficiencies in working capital and stockholders’ equity. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

PART II.   OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES

In October 1999, we entered into agreements pursuant to which certain investors agreed to purchase an aggregate of $550,000 principal amount of 5% convertible debentures due October 19, 2002 and 139,152 warrants to purchase shares of Famous Fixins' common stock. On June 5, 2001, a debenture holder converted debentures with a principal amount of $5,000 and accrued interest of $397.22, as we presently do not have a current registration statement effective for the resale of the shares, into 232,639 shares of restricted common stock, leaving a balance of a principal amount of $33,975 in 5% convertible debentures.

In January 2001, we entered into an agreement with Castle Capital Partners, LLC for management consulting services. Under the agreement, Castle Capital was entitled to compensation at the rate of 12,000 shares of our restricted common stock per month for at least a two month period and a maximum of a four month period. The shares have piggyback registration rights. As of March 1, 2000, we issued Castle Capital 24,000 shares of restricted common stock in a transaction deemed to be exempted under Section 4(2) of the Securities Act of 1933. We made a determination that Castle Capital was a sophisticated investor with enough knowledge and experience in business to evaluate the risks and merits of the transaction.

In May 2001, we granted to Jody King-Cheifetz, an employee of Famous Fixins, warrants to purchase up to 100,000 shares of common stock in a transaction deemed to be exempted under Section 4(2) of the Securities Act of 1933. The warrants are to vest at a rate of 25,000 per year on August 1, 2001, August 1, 2002, August 1, 2003 and August 1, 2004, and the warrants expire on June 30, 2005. The exercise price for the warrants is at a 50% discount to the average closing bid price of our common stock for the five consecutive business days preceding the respective vesting dates. If King-Cheifetz’s employment with Famous Fixins is terminated, at any time, for whatever reason, all unexercised warrants and all rights to such warrants, as of the date of termination, shall be immediately forfeited. We made a determination that King-Cheifetz was a sophisticated investor with enough knowledge and experience in business to evaluate the risks and merits of the investment.

In May 2001, we granted to Rich Seery, an employee of Famous Fixins, warrants to purchase up to 150,000 shares of common stock in a transaction deemed to be exempted under Section 4(2) of the Securities Act of 1933. The warrants are to vest at a rate of 37,500 per year on August 1, 2001, August 1, 2002, August 1, 2003 and August 1, 2004, and the warrants expire on June 30, 2005. The exercise price for the warrants is at a 50% discount to the average closing bid price of our common stock for the five consecutive business days preceding the respective vesting dates. If Seery’s employment with Famous Fixins is terminated, at any time, for whatever reason, all unexercised warrants and all rights to such warrants, as of the date of termination, shall be immediately forfeited. We made a determination that Seery was a sophisticated investor with enough knowledge and experience in business to evaluate the risks and merits of the investment.

ITEM 5.   OTHER INFORMATION

We entered into a non-exclusive license agreement, dated May 30, 2001, with Hershey Foods Corporation. Under the license, we have the right to use the names, symbols, trademarks and associated trade dress colors, copyrighted material and logos of “Hershey’s” and “Jolly Rancher” in connection with the manufacture, retail sale and distribution of lip balm. The license territory is the United States, its territories and possessions. As consideration, we are to pay Hershey royalty equal to seven percent of net sales, without deduction for our costs. The minimum royalty payment is $5,000 and we paid a $2,500 non-refundable advance when we entered into the license, which is credited against royalty payments. The license term is June 1, 2001 to May 31, 2003. The license may be earlier terminated, including for the following reasons:

o	we fail to make any royalty payment or deliver any sales statements or to perform any term or condition of the license;
o	we use the licensed property in a manner likely to deceive or mislead the public or endanger the validity of the licensed property;
o	any transfer of our interest in the license is made by execution or similar legal process;
o	a petition is filed to adjudicate us a bankrupt or insolvent, or for a corporate reorganization or any arrangement with our creditors;
o	a receiver or trustee is appointed for our business or assets;
o	we make an assignment or deed of trust for the benefit of our creditors; or
o	our interest under this license shall pass to another by operation of law.

Under the license, we agreed to indemnify Hershey from, and to be solely responsible for, any claims, demands, suits, causes of action, loss or damage arising out of the design, use, manufacture, sale, storage or advertising of the licensed articles. Either party may renew the license for an additional twelve months upon thirty days notice, subject to the other party’s right to reject, provided that the license was not already terminated and we have paid royalty payments of at least the minimum royalty payment for the term just ended. If we do not begin commercial production within 180 days from entering the agreement, Hershey has the right to terminate this license. We may not assign, sublicense or otherwise transfer the license.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits.

The following exhibits are filed with this report:

Exhibit Number	Description of Exhibit

Exhibit 10	License Agreement with Hershey Foods Corporation
Exhibit 11	Statement Concerning Computation of Per Share Earnings is hereby incorporated by reference to “Financial Statements” of Part I - Financial Information, Item 1 – Financial Statements, contained in this Form 10-QSB.

(b)   Reports on Form 8-K.

None.

SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FAMOUS FIXINS, INC.

Dated: August 15, 2001	By: /s/ Jason Bauer Jason Bauer Chief Executive Officer and President