Form 10QSB
period 2001-09-30
FAMOUS FIXINS INC
filed 2001-12-04
CIK 1052706

FORM 10-QSB

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

        (Mark One)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

(212) 245-7773
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the 90 past days. YES [X] NO [  ]

As of September 30, 2001, the issuer had 14,197,903 shares of common stock, par value $.001 per share, outstanding.

Transitional Small Business Disclosure Format (check one): YES [ ] NO [X]

FAMOUS FIXINS, INC.

FORM 10-QSB FOR THE QUARTER ENDED SEPTEMBER 30, 2001

PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	16
Item 5.	Other Information	16
Item 6.	Exhibits and Reports on Form 8-K	21

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

FAMOUS FIXINS, INC.

BALANCE SHEETS
(UNAUDITED)

                                                                     SEPTEMBER 30, DECEMBER 31,
                                                                         2001          2000
                                                                      ----------    ----------
                                   A S S E T S
                                   -----------

CURRENT ASSETS
--------------

   Cash and cash equivalents                                          $  349,644    $  343,164
   Investments in marketable equity trading securities                         -        77,578
   Accounts receivable, less $5,000 allowance for doubtful accounts      163,556       527,840
   Merchandise inventory                                                 115,362       321,116
   Unused barter credits - current portion                                36,297        75,618
   Prepaid expenses                                                       40,500        25,200
                                                                      ----------    ----------

     TOTAL CURRENT ASSETS                                                705,359     1,370,516
                                                                      ----------    ----------

PLANT AND EQUIPMENT
-------------------

   Furniture and fixtures                                                 15,804        15,804
   Machinery and equipment                                                28,777        34,077
                                                                      ----------    ----------
                                                                          44,581        49,881
     Less: Accumulated depreciation                                       19,316        17,165
                                                                      ----------    ----------

     NET PLANT AND EQUIPMENT                                              25,265        32,716
                                                                      ----------    ----------

OTHER ASSETS
------------

   Deferred debenture issuance costs, net of accumulated
      amortization (2001 - $3,353;  2000 - $3,175)                            45           723
   Unused barter credits - noncurrent portion                            108,889       226,853
   Security deposits                                                       6,482         6,482
                                                                      ----------    ----------

     TOTAL OTHER ASSETS                                                  115,416       234,058
                                                                      ----------    ----------

                                                                      $  846,040    $1,637,290
                                                                      ==========    ==========

See accompanying notes to financial statements.

FAMOUS FIXINS, INC.

BALANCE SHEETS (CONTINUED)
(UNAUDITED)

                                                                  SEPTEMBER 30,   DECEMBER 31,
                                                                       2001           2000
                                                                   -----------    -----------

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

CURRENT LIABILITIES
-------------------

   4% convertible debentures                                       $ 1,575,000    $ 1,575,000
   Short term loan payable                                                   -         46,385
   Accounts payable                                                    128,237        272,401
   Accrued royalties payable                                            16,465         54,637
   Accrued interest payable                                             63,897         12,273
   Due to customers                                                     38,447         39,567
   Deferred officer's compensation payable                              75,140        115,626
   Taxes payable - other than on income                                      -         11,335
   Income taxes payable                                                    580            580
                                                                   -----------    -----------

     TOTAL CURRENT LIABILITIES                                       1,897,766      2,127,804
                                                                   -----------    -----------

LONG-TERM LIABILITIES
---------------------

   5% convertible debentures, due October, 2002
     (principal amount - $33,975 in 2001; $38,975 in 2000)              33,821         37,600
   Deferred rent                                                         7,394          8,777
                                                                   -----------    -----------

     TOTAL LONG-TERM LIABILITIES                                        41,215         46,377
                                                                   -----------    -----------

STOCKHOLDERS' EQUITY (DEFICIT)
------------------------------

   Common stock, $.001 par value per share:
      Authorized                           25,000,000 shares
      Issued and outstanding
        14,197,903 shares in 2001; 13,941,264 shares in 2000            14,197         13,940
   Additional paid-in capital                                        4,053,669      3,905,379
   Accumulated deficit                                              (5,136,807)    (4,406,210)
                                                                   -----------    -----------
                                                                    (1,068,941)      (486,891)
      Less: Unused advertising barter credits issued in exchange
                   for common stock                                    (24,000)       (50,000)
                                                                   -----------    -----------

     TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                           (1,092,941)      (536,891)
                                                                   -----------    -----------

                                                                   $   846,040    $ 1,637,290
                                                                   ===========    ===========

See accompanying notes to financial statements.

FAMOUS FIXINS, INC.

INTERIM STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                  THREE MONTHS ENDED          NINE MONTHS ENDED
                                                     SEPTEMBER 30,               SEPTEMBER 30,
                                                ----------------------    -------------------------

                                                   2001         2000         2001          2000
                                                ---------    ---------    ----------    -----------

NET SALES                                       $ 120,663    $ 337,687    $1,433,838    $ 1,724,617
                                                ---------    ---------    ----------    -----------

COST OF GOODS SOLD
------------------
   Merchandise inventory at beginning of period   159,156      417,714       321,116         69,542
   Purchases                                        1,291      248,326       556,434      1,268,962
   Other direct costs                              25,037       43,770        62,356        169,374
                                                ---------    ---------    ----------    -----------
                                                  185,484      709,810       939,906      1,507,878
      Less: Merchandise inventory at end of
                 period                           115,362      487,382       115,362        487,382
                                                ---------    ---------    ----------    -----------

TOTAL COST OF GOODS SOLD                           70,122      222,428       824,544      1,020,496
                                                ---------    ---------    ----------    -----------

GROSS PROFIT                                       50,541      115,259       609,294        704,121
                                                ---------    ---------    ----------    -----------

OPERATING EXPENSES
------------------
   Selling expenses                                27,831      126,897       248,660        951,859
   General and administrative expenses            147,459      233,184       824,496        792,179
                                                ---------    ---------    ----------    -----------

TOTAL OPERATING EXPENSES                          175,290      360,081     1,091,156      1,744,038
                                                ---------    ---------    ----------    -----------

OPERATING LOSS                                   (124,749)    (244,822)     (481,862)    (1,039,917)
                                                ---------    ---------    ----------    -----------
OTHER INCOME (EXPENSE)
----------------------
   Interest income                                  1,608        1,190         3,091         11,798
   Interest expense and financing costs           (21,089)     (47,542)      (53,944)      (462,930)
   Realized and unrealized loss on investments
      in marketable equity trading securities        --         (9,207)      (13,134)        (7,502)
   Loss on disposal of plant and equipment           --           --            (883)          --
   Impairment charge - unused barter credits     (183,285)        --        (183,285)          --
                                                ---------    ---------    ----------    -----------

TOTAL OTHER INCOME (EXPENSE)                     (202,766)     (55,559)     (248,155)      (458,634)
                                                ---------    ---------    ----------    -----------

LOSS BEFORE PROVISION FOR
   INCOME TAXES                                  (327,515)    (300,381)     (730,017)    (1,498,551)

PROVISION FOR INCOME TAXES                           --           --             580            455
                                                ---------    ---------    ----------    -----------

NET LOSS                                        $(300,412)   $(300,381)   $ (703,494)   $(1,499,006)
                                                =========    =========    ==========    ===========

BASIC NET LOSS PER COMMON SHARE                 $   (.023)   $   (.022)   $    (.052)   $     (.117)

See accompanying notes to financial statements.

FAMOUS FIXINS, INC.

INTERIM STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                     NINE MONTHS ENDED
                                                                                        SEPTEMBER 30,
                                                                                 --------------------------

                                                                                     2001           2000
                                                                                 -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                      $  (730,597)   $(1,499,006)
   Adjustments to reconcile net loss to net cash used in operating activities:
      Noncash items:
         Depreciation                                                                  6,568          6,516
         Amortization and write off of bond discounts and finance costs                  918        102,885
         Deferred rent expense                                                        (1,383)         8,199
         Interest expense paid by issuance of common stock                               397          9,638
         Component of interest expense attributable to beneficial
            conversion feature of debentures issued                                        -        325,000
         Value of common stock issued for services received by the Company               360        212,924
         Value of warrants issued and amortized for services received by
            the Company                                                              143,771        439,661
         Realized and unrealized loss on investments in marketable
            equity trading securities                                                 13,134          7,502
         Loss on disposal of plant and equipment                                         883              -
         Impairment charge - unused barter credits                                   183,285              -
         Unused barter credits                                                             -       (272,224)
      (Increase) decrease in assets:
         Accounts receivable                                                         364,284        (20,742)
         Merchandise inventory                                                       205,754       (417,840)
         Prepaid expenses                                                            (15,300)       (19,854)
         Decrease in security deposits                                                     -             22
      Increase (decrease) in liabilities:
         Accounts payable and accrued expenses                                      (130,712)      (218,971)
         Due to customers                                                             (1,120)      (126,556)
         Taxes payable - other than on income                                        (11,335)          (837)
         Deferred officer's compensation payable                                     (40,486)             -
                                                                                 -----------    -----------

NET CASH USED IN OPERATING ACTIVITIES (CARRIED FORWARD)                              (11,579)    (1,463,683)
                                                                                 -----------    -----------

                                  (CONTINUED)

See accompanying notes to financial statements.

FAMOUS FIXINS, INC.

INTERIM STATEMENTS OF CASH FLOWS (CONTINUED)
(UNAUDITED)

                                                                            NINE MONTHS ENDED
                                                                               SEPTEMBER 30,
                                                                        --------------------------

                                                                           2001           2000
                                                                        -----------    -----------

  NET CASH USED IN OPERATING ACTIVITIES (BROUGHT FORWARD)               $   (11,579)   $(1,463,683)
                                                                        -----------    -----------

  CASH FLOWS FROM INVESTING ACTIVITIES:
     Payments for plant and equipment additions                                --           (8,501)
     Proceeds from sale of marketable equity trading securities              64,444           --
     Proceeds from borrowing against investments in marketable equity
        trading securities                                                     --           47,000
                                                                        -----------    -----------

  NET CASH PROVIDED BY INVESTING ACTIVITIES                                  64,444         38,499
                                                                        -----------    -----------

  CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of convertible debentures, net                     --          990,000
     Repayments of borrowings against investments in marketable
        equity trading securities                                           (46,385)
     Proceeds of stock subscriptions receivable                                --           47,500
                                                                        -----------    -----------

  NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                       (46,385)     1,037,500
                                                                        -----------    -----------

  NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        6,480       (387,684)

  CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                            343,164        475,325
                                                                        -----------    -----------

  CASH AND CASH EQUIVALENTS AT END OF PERIOD                            $   349,644    $    87,641
                                                                        ===========    ===========

  Supplemental information about cash payments is as follows:
     Cash payments for interest                                         $     1,005    $      --
     Cash payments for income taxes                                     $       580    $       455

  Supplemental disclosure of noncash financing activities:
     Issuance of warrants in connection with convertible debentures
        issued by the Company                                           $      --      $   675,000
     Conversion of debentures to common stock - net                     $     4,019    $   413,753

See accompanying notes to financial statements.

FAMOUS FIXINS, INC.

INTERIM STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
(UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 2001

                                                                 COMMON STOCK        ADDITIONAL                      UNUSED
                                                         -------------------------     PAID-IN     ACCUMULATED     ADVERTISING
                                             TOTAL          SHARES       AMOUNT        CAPITAL       DEFICIT      BARTER CREDITS
                                          -----------    -----------   -----------   -----------   -----------    -----------
BALANCE (DEFICIT) - JANUARY 1, 2001       $  (536,891)    13,941,264   $    13,940   $ 3,905,379   $(4,406,210)   $   (50,000)

Issuance of common shares on conversion
   of 5% convertible debentures, net            4,416        232,639           233         4,183          --             --

Issuance of common shares for
   services received                              360         24,000            24           336          --             --

Value of warrants issued and amortized
   for services received                      143,771           --            --         143,771          --             --

Net loss - Nine months ended
   September 30, 2001                        (704,597)          --            --            --        (730,597)        26,000
                                          -----------    -----------   -----------   -----------   -----------    -----------

BALANCE (DEFICIT) - SEPTEMBER 30, 2001    $(1,092,941)    14,197,903   $    14,197   $ 4,053,669   $(5,136,807)   $   (24,000)
                                          ===========    ===========   ===========   ===========   ===========    ===========

See accompanying notes to financial statements.

FAMOUS FIXINS, INC.

NOTES TO INTERIM FINANCIAL STATEMENTS

NOTE 1.   STATEMENT OF INFORMATION FURNISHED
          ----------------------------------

               The accompanying unaudited interim financial statements have been prepared in accordance with Form 10-QSB instructions and in the opinion of management contains all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Famous Fixins, Inc. as of September 30, 2001, and the results of operations for the three months and nine months ended September 30, 2001 and 2000, and the statements of cash flows for the nine months ended September 30, 2001 and 2000, and the statement of stockholders' equity (deficit) for the nine months ended
          September 30, 2001. These results have been determined on the basis of accounting principles and practices generally accepted in the United
          States and applied consistently with those used in the preparation of the Company's 2000 financial statements.

               Certain information and footnote disclosures normally included in the financial statements presented in accordance with accounting principles generally accepted in the United States have been condensed or omitted. It is suggested that the accompanying financial statements be read in conjunction with the financial statements and notes thereto incorporated by reference in the Company's 2000 financial statements.

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          ------------------------------------------

               BUSINESS ACTIVITIES OF THE COMPANY
               ----------------------------------

                    The Company is a promoter and marketer of celebrity licensed consumer products for sale in supermarkets, other retailers and over the Internet. The Company develops, markets and sells licensed consumer products based on the diverse professional, cultural and ethnic backgrounds of various celebrities. The
               Company enters into licensing agreements with high profile celebrities and creates consumer products which include various product lines consisting of salad dressings, candy products, cosmetic products, adhesive bandages and other novelty products endorsed by the licensors. The Company utilizes a network of consumer products brokers to distribute its products throughout the United States. Third party manufacturers produce the
               Company's various consumer products.

FAMOUS FIXINS, INC.

NOTES TO INTERIM FINANCIAL STATEMENTS

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
          ------------------------------------------

               STOCK-BASED COMPENSATION - WARRANTS

                    The Company accounts for warrants issued to purchase common stock in connection with services rendered to the Company using the fair value method prescribed in SFAS No. 123 "Accounting for
               Stock-Based Compensation". Compensation cost for all stock warrants issued by the Company is (a) measured at the grant date based on the fair value of the warrants and (b) recognized over the service period. Stock-based compensation cost charged to operations for the nine months ended September 30, 2001 was
               $143,771.

               REVENUE RECOGNITION AND SALES RETURNS

                    Revenue from sales of celebrity endorsed products is
               recorded at the time the goods are shipped, with provision for uncollectible accounts, when appropriate. Provision for sales returns and allowances are recorded in the period in which the related revenue is recognized. When sales returns and allowances are in excess of customer receivable balances, such excess amount is reflected as a current liability under the category "Due To
               Customers".

               USE OF ESTIMATES IN PREPARING FINANCIAL STATEMENTS

                    The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

NOTE 3.   NET LOSS PER COMMON SHARE
          -------------------------

               Net loss per common share was calculated under SFAS No. 128,
          "Earnings per Share". Basic net loss per share is computed by dividing the net loss by the weighted average outstanding shares of 14,197,903 and 14,065,992 for the three months and nine months ended September
          30, 2001, respectively and 13,458,194 and 12,750,024 for the three months and nine months ended September 30, 2000, respectively. No effect has been given to the conversion of warrants and debentures to common stock inasmuch as such conversions would be anti-dilutive.

NOTE 4.   IMPAIRMENT CHARGE - UNUSED BARTER CREDITS
          -----------------------------------------

               In the quarter ended September 30, 2001, the Company recorded an impairment charge of $183,285 to write-down unused barter credits to net realizable value based upon management's estimate of future utilization of the unused credits.

NOTE 5.   GOING CONCERN
          -------------

               The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred substantial losses from operations and has deficiencies in working capital and stockholders' equity at September 30, 2001 which raise substantial doubt about its ability to continue as a going concern. Management believes that it can achieve profitable operations in the future and that it can continue to raise adequate capital and financing as may be required. However, there can be no assurance that future capital contributions and/or financing will be sufficient for the Company to continue as a going concern or that it can achieve profitable operations in the future. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Results of Operations

Sales for the three months ended September 30, 2001 decreased approximately 64% to $120,663 from $337,687 for the three months ended September 30, 2000. Sales for the nine months ended September 30, 2001 decreased approximately 17% to $1,433,838 from $1,724,617 for the nine months ended September 30, 2000. The decrease in sales is attributable to the slowdown in sales of two product lines in the three months ended September 30, 2001.

Cost of goods sold for the three months ended September 30, 2001 was $70,122, approximately 58% of sales, as compared to $222,428, approximately 66% of sales, for the comparable period in fiscal year 2000. Cost of goods sold for the nine months ended September 30, 2001 was $824,544, approximately 58% of sales, as compared to $1,020,496, approximately 59% of sales, for the comparable period in fiscal year 2000. The decrease in cost of goods sold as a percentage of sales for the three months ended September 30, 2001 can be attributed to our focus on higher margin products in that we had offered in the three months ended September 30, 2001 than in the prior year. The decrease in the cost of goods sold for the three months ended September 30, 2001 compared to the three months ended September 30, 2000 is attributable to the decrease in the number of products that we offered for sale. We expect our cost of goods sold to increase in the near future as we incur expenses associated with the development and the introduction of up to six new products over the next nine months.

Gross profit on sales for the three months ended September 30, 2001 was $50,541, a decrease of 56%, as compared to gross profit of $115,259 for the three months ended September 30, 2000. Gross profit was approximately 42% of sales for the three months ended September 30, 2001 as compared to gross profit as a percentage of sales for the three months ended September 30, 2000 of 34%. Gross profit on sales for the nine months ended September 30, 2001 was $609,294, a decrease of 13%, as compared to gross profit of $704,121 for the nine months ended September 30, 2000. The decrease in gross profit is attributable to less sales resulting from the slowdown in sales of two product lines in the three months ended September 30, 2001. The increase in gross profit as a percentage of sales is attributable to the decrease in costs associated with the products produced.

For the three months ended September 30, 2001 as compared to the three months ended September 30, 2000, operating expenses decreased to $175,290 from $360,081, which represents a 51% decrease in operation expenses and an increase to 145% of sales from 107% of sales. For the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000, operating expenses decreased to $1,091,156 from $1,744,038, which represents a 37% decrease in operation expenses and a decrease to 76% of sales from 101% of sales. The decrease in our operating expenses is attributable to a decrease in selling expenses, associated with the slowdown in sales of two product lines in the three months ended September 30, 2001, to $27,831 for the three months ended September 30, 2001, from $126,897 for the three months ended September 30, 2000. The decrease in operating expenses is also attributable to a decrease in general and administrative expenses to $147,459 from $233,184 for the three months ended September 30, 2001 and 2000, respectively, due to a change and reduction in our workforce in the three months ended September 30, 2001. Operating expenses are expected to increase over the next nine months as we introduce up to six new product lines; however, operating expenses are expected to decrease as a percentage of total sales over time as our sales volume grows and as we incur less marketing and selling expenses for a particular product line.

For the three months ended September 30, 2001, we operated at a net loss of $327,515, or a loss of $0.023 per share basic, as compared to net loss of $300,381, or a loss of $0.022 per share basic for the three months ended September 30, 2000. For the nine months ended September 30, 2001, we operated at a net loss of $730,597, or a loss of $0.052 per share basic, as compared to a net loss of $1,499,006, or a loss of $0.117 per share basic, for the nine months ended September 30, 2000. The increase in net loss for the three months ended September 30, 2001 is mainly due to an impairment charge for unused barter credits of $183,285. Included in the net loss of $327,515 for the three months ended September 30, 2001 are several non-cash charges to income related to non-cash charges related to interest expense and financing costs aggregating approximately $21,089 as compared to approximately $47,452 for the three months ended September 30, 2000. There is no assurance that additional interest expense and financing costs will not be incurred for future transactions. We anticipate the continuance of these types of charges against earnings when we make additional financing arrangements.

In the nine months ended September 30, 2001, we entered into six new license agreements for the introduction of six new products. We have begun developing these new product lines and anticipate that we will launch four products in the next two to three months. We expect to launch an additional two new products in the second or third quarter of fiscal year 2002. We have reorganized our company personnel and intend to focus our efforts on new product lines which we believe may have broader appeal in all classes of trade. While the addition of new product lines may also create liquidity issues and demands on our limited resources, it is anticipated that our focus on these products may have a favorable impact on income and liquidity. The successful launch of all six new product lines is closely tied to our ability to raise additional capital or restructure our current debts.

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

In October 1999, we entered into agreements pursuant to which certain investors agreed to purchase an aggregate of $550,000 principal amount of 5% convertible debentures due October 19, 2002 and 139,152 warrants to purchase shares of our common stock. At the initial closing date, we received gross proceeds of $450,000, and in February 2000, we received the remaining $100,000 when a registration statement in connection with the resale of the underlying common stock became effective. The warrants are exercisable between October 30, 1999 and October 30, 2004 at a purchase price of $.494 per share, which was 125% of the market price on the closing date. Through September 30, 2001, debenture holders have converted debentures with an aggregate of $526,032 in principal and interest into 3,136,279 shares of common stock.

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

We believe that our future growth is dependent on the degree of success of current operations in generating revenues, borrowings under our current credit facility, the ability to resolve our unfulfilled obligations under the contractual terms of our existing debts, which matured on August 7, 2001 without repayment, in part due to our inability to satisfy the contractual terms of, and draw down on, a substantial portion of the $5 million equity line of credit, and the ability to obtain additional credit facilities. We are exploring various options to resolve our existing debt burden, including by merger, consolidation, sale of assets, reorganization or restructuring, as well as by trying to obtain additional financing. There can be no assurance that we will be able to obtain any additional financing that we require.

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

PART II.   OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

On or about June 2000, Site2Shop.com, Inc. commenced an action against us in the Circuit Court of the 17th Judicial Circuit, in and for Broward County, Florida, in which Site2Shop claims that it is entitled to payment of $19,700 pursuant to a written agreement for advertising services, plus interest, costs and attorneys' fees. We interposed an answer denying the claim. Subsequently, in August 2001, we made an offer of judgment for $6,500, which was accepted but has not yet been paid.

ITEM 5.   OTHER INFORMATION

We entered into a non-exclusive license agreement, dated May 30, 2001, and as amended July 31, 2001, with Hershey Foods Corporation. Under the license, we have the right to use the names, symbols, trademarks and associated trade dress colors, copyrighted material and logos of "Hershey's" and "Jolly Rancher" in connection with the manufacture, retail sale and distribution of lip balm. The license territory is the United States, its territories and possessions, and
Canada. As consideration, we are to pay Hershey royalties equal to seven percent of net sales, without deduction for our costs. The minimum royalty payment is
$5,000 and we paid a $2,500 non-refundable advance when we entered into the license, which is credited against royalty payments. The license term is June 1,
2001 to May 31, 2003. The license may be earlier terminated, including for the following reasons:

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

Under the license, we agreed to indemnify Hershey from, and to be solely responsible for, any claims, demands, suits, causes of action, loss or damage arising out of the design, use, manufacture, sale, storage or advertising of the licensed articles. Either party may renew the license for an additional twelve months upon thirty days notice, subject to the other party's right to reject, provided that the license was not already terminated and we have paid royalty payments of at least the minimum royalty payment for the term just ended. If we do not begin commercial production within 180 days from entering the agreement,
Hershey has the right to terminate this license. We may not assign, sublicense or otherwise transfer the license.

We entered into a non-exclusive merchandise license agreement, dated as of March
15, 2001, with MTV Networks, Trans Continental Television Productions, Inc. and
Trans Continental Records, Inc. Under the license, we have the right to manufacture, distribute, sell and advertise the O-Town name, trademark and logo, and the names, images, likeness, symbols, and designs of the musical group
O-Town in connection with lip balm and sour sprays or sour drops. The license territory is the United States. As consideration, we are to pay royalties on a quarterly basis equal to ten percent of net sales, without deduction for our costs. The guaranteed minimum royalty payment is $15,000, of which $8,000 was payable upon execution of the license agreement and $7,000 is payable by
December 31, 2002, which are to be credited against royalty payments. The license term expires on May 31, 2003. The license may be earlier terminated if we are in default of certain provisions of the license agreement, which includes for the following reasons:

     o    we fail to actively manufacture, advertise, distribute or sell the licensed products;
     o    we fail to make a payment or furnish a sales report;
     o    we fail to comply with the approval, quality, and safety requirements under the license or the products do not comply with such requirement, or the products become the subject matter of adverse or negative publicity due to such failure;
     o    we fail to comply with any other of the material obligations under the license agreement or we breach any warranty or representation we made in the license agreement;
     o    we sell or otherwise dispose of all or substantially all of our business or assets to a third party, or control or ownership of Famous
          Fixins is changed or transferred;
     o    we sell or cause others to sell the products outside of the authorized channels of distribution outside of the United States;
     o    we fail to obtain or maintain the requisite insurance;
     o    we contest or assist others to contest the licensor's rights or interests in the licensed property;
     o    we fail to comply with any provision of any other agreement with the licensor;
     o    if a petition in bankruptcy is filed by or against us;
     o    we are adjudicated bankrupt;
     o    we make any assignment for the benefit of creditors or becomes insolvent;
     o    we are placed in the hands of a trustee or receiver;
     o    we fail to satisfy any judgment against us; or
     o    we are unable to pay our debts as they become due.

Under the license, we agreed to indemnify the other parties, and their respective officers, directors and employees harmless from and against any and all claims, damages, liabilities, costs and expenses, including reasonable counsel fees, arising out of or relating to any breach or alleged breach by
Famous Fixins of any representation, warranty or undertaking made herein, or out of any defect, latent or patent, in the licensed products. We may not assign, sublicense or otherwise transfer the license without the prior approval of the licensor.

We entered into a non-exclusive license agreement, effective as of June 30,
2001, with Marvel Enterprises, Inc. and Marvel Characters, Inc. Under the
license, we have the right to use certain property of Marvel in connection with the manufacture, promotion, sale and distribution of liquid candy drops. The property of Marvel that we can use includes: certain X-Men characters, certain
Spider Man and Friends characters, certain Generation X characters, certain
Fantastic Four characters, The Incredible Hulk, The Avengers, Captain America,
Iron Man and Friends, Thor and Friends, and certain other Marvel characters. The license territory is the United States and Canada. As consideration, we are to pay Marvel royalties, payable each quarter, equal to 7.5% of net sales, without deduction for our costs. The minimum royalty payment is $25,000, of which a nonrefundable advance of $10,000 was due with the execution of the license agreement, $7,500 is due by March 1, 2002, and $7,500 is due by December 15,
2002. The license term expires December 31, 2003. The license may be earlier terminated, including for the following reasons:

     o    we fail to make any royalty payment or furnish any royalty reports;
     o    we become insolvent or fail to pay our debts and obligations on a current basis;
     o    we make an assignment for the benefit of creditors;
     o    we become involved in a receivership, bankruptcy or other insolvency or debtor relief proceedings, or any similar proceedings, voluntary or forced;
     o    we cease to do business;
     o    we attempt to assign any of our rights under the license;
     o    if the license agreement is held invalid or unenforceable by the determination of any government or any court of competent
          jurisdiction; or
     o    if any licensed articles become the subject of a recall by the Federal
          Consumer Product Safety Commission or any corresponding state or federal agency and Licensee fails to take immediate action to recall such products.

Under the license, we agreed to defend, indemnify and hold Marvel, its parents, subsidiaries, associate and affiliate companies, harmless of, from and against any charges, suits, damages, costs, expenses, judgments, penalties, claims, liabilities or losses of any kind or nature, which may be sustained or suffered by or secured against Marvel in connection with the licensed articles, or arising out of the unauthorized use of any patent, trade secret, process, idea, method or device, or any copyright or trademark, other than under this license, or the packaging, distribution, promotion, sale or exploitation of the licensed articles, any actual or alleged defect in the licensed articles or their packaging, including failure of said licensed articles or their packaging, distribution, promotion, sale or exploitation to meet any Federal, State or local, or other applicable laws or standards; or any other actual or alleged unauthorized action of Famous Fixins, including a breach of any term of the license agreement. Marvel agreed to defend, indemnify and hold us harmless of, from and against any charge, suits, damages, costs, expenses, judgments, penalties, claims, liabilities or losses of any kind or nature, which may be sustained or suffered by or secured against us based upon or arising out of any actual or alleged trademark or copyright infringement arising solely out of the use by us of the licensed property. Marvel has the rights to any of the artwork that we use in connection with the license agreement. We may not assign, sublicense or otherwise transfer the license.

We entered into a non-exclusive license agreement, effective July 31, 2001 with
PRIMEDIA Magazines, Inc. and PRIMEDIA Magazines Finance, Inc. Under the license, we have the right to use the names, symbols, designs, logos, artwork, copyrights, trade dress and trademarks associated with SEVENTEEN in connection with the distribution, sale and marketing of candles. The license territory is the United States and Canada. As consideration, we are to pay Primedia royalties, to be paid quarterly, equal to eight percent of net sales, without deduction for our costs. The minimum royalty payment is $20,000, of which a nonrefundable advance payment of $10,000 was due upon signing the license agreement, $5,000 is due September 1, 2002, and $5,000 is due June 30, 2003. The minimum royalty is to be credited against royalty payments. The license agreement provides that we must maintain minimum net sales per annual period of $125,000 with a minimum royalty per unit sold of $.092. The license term is through December 31, 2003.
The license may be earlier terminated by Primedia, including for the following reasons:

     o    we fail to make any payment;
     o    we discontinue our business;
     o    we make any assignment for the benefit of creditors;
     o    we file any petition under Chapters 10, 11 or 12 of Title 11, United
          States Code;
     o    we file a voluntary petition in bankruptcy;
     o    we are adjudicated a bankrupt or insolvent;
     o    if any receiver is appointed for our business or property;
     o    if any trustee in bankruptcy, or insolvency is appointed under the laws of the United States government or of the several states;
     o    we fail to maintain minimum net sales;
     o    we fail to perform any other material term or condition of the license;
     o    we fail to diligently and commercially distribute and sell the product for any three month period; or
     o    we do not begin the bona fide manufacture, distribution and sale of the product on a national basis on or before January 2002.

Under the license, each party agreed to hold the other harmless and indemnify the other, its controlling persons and their respective officers, directors, employees and agents from and against any and all losses, claims, damages, liabilities and expenses incurred in the investigating, preparing, or defending any litigation, proceeding, investigation or governmental inquiry, commenced threatened or any claim arising out of a material breach of the license agreement. We assigned all of our rights to any of the artwork that we use in connection with the license agreement to Primedia. We may not assign or sublicense the license.

In September 2001, we entered into a non-exclusive license agreement with
Signatures Network, Inc. as agent for members of the musical group The Doors.
Under the license, we have the right to use the names, symbols, images and likenesses of The Doors in connection with the distribution, sale and marketing of disposable lighters in the United States. As consideration, we are to pay
Signatures Network royalties, to be paid quarterly, equal to twelve percent of net sales. The minimum royalty payment is $20,000, inclusive of an advance of
$20,000, of which a nonrefundable advance payment of $10,000 was due upon signing the license agreement, and $10,000 is due by June 30, 2003. The license term expires on June 30, 2003. The license may be earlier terminated by
Signatures Network, including for the following reasons:

     o    we make, sell, offer for sale, use or distribute any product without prior written approval or continue to make, sell, offer for sale, use or distribute any product after receipt of notice withdrawing approval;
     o    we become subject to any voluntary or involuntary order of any government agency involving the recall of any of the products because of safety, health or other hazard or risks to the public;
     o    we fail to immediately discontinue the advertising, distribution or sale of products which do not contain the appropriate legal legend or notice;
     o    we breach any of the provisions of the license relating to the unauthorized assertion of rights in the licensed subject matter;
     o    we fail to make timely royalty payments;
     o    we fail to obtain or maintain insurance;
     o    we fail to distribute, ship and sell the product by December 1, 2001, and to use best efforts in distribution, shipment and sale;
     o    we fail to timely submit preliminary samples of the product for approval;
     o    a petition in bankruptcy is filed by or against us; we are adjudicated bankrupt or insolvent, or make an assignment for the benefit of creditors or an arrangement pursuant to any bankruptcy law; we discontinue our business; or a receiver is appointed for us or our business and such receiver is not discharged within 30 days;
     o    our corporation or any of our controlling shareholders, officers, directors or employees take any actions in connection with the manufacture, sale, distribution or advertising of the product which damages or reflects adversely upon licensor or the licensed subject matter; or
     o    we violate any of our other obligations or breach any of our covenants, agreements, representations or warranties.

The licensor is to indemnify, hold harmless and defend us and our affiliates, officers, directors and employees against any claims, liabilities, demands, and expenses arising solely out of our use of the licensed subject matter. It is not liable for any consequential damages or loss of profits that we may suffer from the use of the licensed subject matter. We are to indemnify and hold harmless the licensor, including its respective parents, subsidiaries, affiliates, officers, directors, representatives, employees and agents from and against any and all claims, liabilities, demands, causes of action, judgments, settlements and expenses that arises in connection with the design, manufacture, packaging, distribution, shipment, advertising, promotion, sale, or exploitation of the products, our breach of any representation, warranty, or covenant, or our failure to perform any covenants or obligations contained in the license. The intellectual property rights in the product and the marketing materials that use the licensed subject matter belong to the licensor. We may not assign the license unless otherwise previously agreed in writing by the licensor.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits.

The following exhibits are filed with this report:

Exhibit Number	Description of Exhibit

Exhibit 10.1	License Agreement with Hershey Foods Corporation, as Amended
Exhibit 10.2	License Agreement with MTV
Exhibit 10.3	License Agreement with Marvel
Exhibit 10.4	License Agreement with PRIMEDIA Magazine
Exhibit 10.5	License Agreement with Signature Networks, Inc. as agent for The Doors
Exhibit 11	Statement Concerning Computation of Per Share Earnings is hereby incorporated by reference to “Financial Statements” of Part I - Financial Information, Item 1 – Financial Statements, contained in this Form 10-QSB.

(b)   Reports on Form 8-K.

None.

SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FAMOUS FIXINS, INC.

Dated: December 3, 2001	By: /s/ Jason Bauer Jason Bauer Chief Executive Officer and President