Form 10KSB
period 2001-12-31
FAMOUS FIXINS INC
filed 2002-02-25
CIK 1052706

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

        (Mark One)
[x]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________.

Commission file number: 0-27219

FAMOUS FIXINS, INC.
(Name of small business issuer in its charter)

NEW YORK (State or other jurisdiction of incorporation or organization)	13-3865655 (I.R.S. Employer Identification No.)
250 W. 57th Street, Suite 1112, New York, New York (Address of principal executive offices)	10107 (Zip Code)

Issuer's telephone number: (212) 245-7773

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class N/A	Name of each exchange on which registered N/A

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock
(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the 90 past days. YES [ X ] NO [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year: $1,451,4651.

The aggregate market value of voting and non-voting stock of the issuer held by non-affiliates on December 31, 2001, was $118,080, based on the closing bid price of the issuer’s common stock on December 31, 2001 of $0.01.

As of February 1, 2002, 14,197,903 shares of the issuer’s common stock were issued and outstanding.

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

     o    the shares were restricted common stock;
     o    there was no active trading market at the time for the securities;
     o    there were no contemporaneous transactions of which our present management and Board are aware of that were transacted at a greater price per share; and
     o    we did not have active business operations or material net worth at the time of issuance.

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

As of December 31, 2001, we had 14,197,903 shares of our common stock issued and outstanding.

We have not been subject to bankruptcy, receivership or any similar proceedings.

(b)  BUSINESS OF ISSUER

We are a promoter and marketer of celebrity endorsed consumer products. Our business plan has been to develop, market and sell licensed consumer products based on the diverse professional, cultural and ethnic backgrounds of various celebrities. We promote and market our products directly to supermarket chain stores, mass merchandisers, drugstore chains, and specialty stores. We enlist third party manufacturers to produce our consumer products.

PRINCIPAL PRODUCTS AND SERVICES

We developed and sold consumer products which included salad dressings, candy products, lip balm, and adhesive bandages, and breakfast cereals endorsed by professional entertainers, athletes and sports teams. Examples of our current products include Olympia Dukakis' Greek Salad Dressings, Marvel Comics Liquid
Candy, Jolly Rancher Lip Balm, O-Town Lip Balm, and Dream Lip & Body Glitter.

On April 7, 1999, we launched Internet sales of our products. Famous Fixins.com, our Internet marketing division intended to be an online supermarket for celebrity endorsed consumer products. Through this web site, consumers are able to purchase individual items. This electronic commerce service allow us to reach consumers in regions of the United States where our products are not carried in supermarkets.

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

STATUS OF ANY PUBLICLY ANNOUNCED NEW PRODUCT OR SERVICE

Not applicable.

COMPETITIVE BUSINESS CONDITIONS

We face intense competition in our businesses against some large corporations and smaller specialized businesses, that have the name recognition to attract well-known celebrities and sell celebrity endorsed food products. We face day-to-day competition from numerous competitors who produce and market consumer products endorsed by celebrities. The range of competitors runs from large corporations to smaller competitors. Those corporations have far greater financial resources and business experience than we do. The range of products runs across the food category from sports drinks, soda, salad dressings to cereals, desserts and candy bars. Any celebrity endorsed product similar to our products sold in an ordinary supermarket is competition to us.

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

Many other companies offer consumer products similar to ours, including Mars,
Incorporated and Whitehall-Robins Healthcare, to smaller competitors. Many other companies in competition with us have resources and experience far greater than we do. In addition, additional companies may seek to enter this business if we succeed in developing a successful business of developing and marking celebrity endorsed consumer products.

PRINCIPAL SUPPLIERS

We engage third-party, private-label manufacturers to produce our products according to the specifications and product formulas provided by us to such manufacturer. We have not experienced and do not anticipate any difficulty in meeting our current and anticipated sales objectives. Manufacturing facilities are subject to regulations promulgated by the Food and Drug Administration. The
Food and Drug Administration and state regulatory agencies inspect the facilities of manufacturers on a routine basis for regulatory compliance. We cannot assure you that the third-party manufacturers can satisfy these requirements. The table below lists the manufacturers that we utilized for our products in 2001.

Manufacturer            Location                Consumer product
------------            --------                ----------------
Marzetti Foods          Canton, Ohio            salad dressing
Amurol Confections      Yorksville, Illinois    bubble gum
Oralabs                 Englewood, Colorado     lip balm, sour drops and
                                                body glitter

DEPENDENCE ON MAJOR CUSTOMERS

Although we target our products to a large number of supermarkets and upon a broad customer base, to each of whom is sold relatively small quantities of our products, in fiscal year 2001, Albertsons and CBI Distributing Corp. accounted for about 28% and 16% of our sales, respectively. Our other customers purchased our products in blocks and there is no on-going agreement for these customers to purchase our products. We do not believe that loss of any one of these customers would have a material adverse affect on our operations.

LICENSE AGREEMENTS

Dukakis Licensing Agreement
---------------------------

We entered into a licensing agreement dated as of March 22, 2001 with Olympia
Dukakis and T. Marzetti Company pursuant to which, as of April 1, 2001, Marzetti has the exclusive right to use the name, photograph, depiction, characterization, likeness, voice, image, and biographical data of Dukakis and the trademarks, logos, copyrights and all other authorized material owned or controlled by Ms. Dukakis in connection with the development, manufacture, distribution, promotion and sale of Greek specialty food products. The original license agreement between Famous Fixins and Olympia Dukakis, dated March 1,
1997, whereby we were the exclusive licensee of such rights, is terminated. As part of the March 2001 licensing agreement, we assigned rights related to
Olympia Dukakis' Greek Salad Dressings under the original license agreement to
Marzetti. Under the March 2001 licensing agreement, Marzetti paid us an amount equal to our cost for inventory of the licensed products on April 1, 2001, plus a $6,000 deposit we had paid Marzetti to store such inventory. Under the March
2001 licensing agreement, Marzetti is to pay us an amount equal to two percent of all monies Marzetti receives as revenues from the sale of the licensed products. Either Dukakis or Marzetti may terminate the March 2001 licensing agreement upon forty-five days written notice under certain conditions. We have the ability to assign our interest to the March 2001 licensing agreement under certain circumstances.

O-Town License Agreement
------------------------

We entered into a non-exclusive merchandise license agreement, dated as of March
15, 2001, with MTV Networks, Trans Continental Television Productions, Inc. and
Trans Continental Records, Inc. Under the license, we have the right to manufacture, distribute, sell and advertise the O-Town name, trademark and logo, and the names, images, likeness, symbols, and designs of the musical group
O-Town in connection with lip balm and sour sprays or sour drops. The license territory is the United States. As consideration, we are to pay royalty on a quarterly basis equal to ten percent of net sales, without deduction for our costs. The guaranteed minimum royalty payment is $15,000, of which $8,000 was payable upon execution of the license agreement and $7,000 is payable by
December 31, 2002, which are to be credited against royalty payments. The license term expires on May 31, 2003. The license may be earlier terminated if we are in default of certain provisions of the license agreement, which includes for the following reasons:

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

Dream License Agreement
-----------------------

We entered into a license agreement, dated May 15, 2001, with BRAVADO
INTERNATIONAL GROUP INC., a duly authorised licensee of certain intellectual property and all merchandising rights relating to the artists known professionally as Dream. Under the license, we have the exclusive right to use symbols, emblems, logos, designs, photographs names, professional names, and visual images or representations based on the real life image of Dream in connection with the manufacture, retail sale and distribution of lip balm and glitter in the United States, Canada and Mexico. The lip balm and glitter, including all rights and goodwill associated the products, remain the property of Bravado.

As consideration, we are to pay Bravado royalties equal to eleven percent of the gross selling price of the products, without deduction or set off or withholding for sales taxes or our costs. We paid a $10,000 non-refundable advance when we entered into the license and are to pay an additional $5,000 advance by May 15,
2001.

The license term is May 15, 2001 to May 15, 2003. The license may be earlier terminated, including for the following reasons:

     o    we fail to make any payment or deliver any sales statements;
     o    we fail to comply with any material obligation under the agreement or breach any warranty;
     o    we sell or otherwise dispose of all or a substantial part of its business or assets to a third party, or direct or indirect control of our company is transferred to a third party;
     o    we cease or notify Bravado of our intention to cease to carry on business;
     o    we challenge the validity of any of the licensed property or the licensor's rights in the licensed property;
     o    an order is made or a provisional liquidator is appointed for our company;
     o    an administration order is made or a receiver is appointed for our company; or
     o    we are unable to pay our debts.

Under the license, we are to indemnify Bravado and any of its associated companies and the individual members of Dream from and against any and all claims, damages, loss, liabilities, costs and expenses arising out of or in any manner connected with the license, or the use or possession of the licensed products, or any of the products.

We may not assign, sublicense or otherwise transfer the license without the prior written consent of Bravado.

Hershey License Agreement
-------------------------

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

Marvel License Agreement
------------------------

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
Iron Man and Friends, Thor and Friends, and certain other Marvel characters. The license territory is the United States and Canada. As consideration, we are to pay Marvel royalty, payable each quarter, equal to 7.5% of net sales, without deduction for our costs. The minimum royalty payment is $25,000, of which a nonrefundable advance of $10,000 was due with the execution of the license agreement, $7,500 is due by March 1, 2002, and $7,500 is due by December 15,
2002. The license term expires December 31, 2003. The license may be earlier terminated, including for the following reasons:

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

Seventeen License Agreement
---------------------------

We entered into a non-exclusive license agreement, effective July 31, 2001 with
PRIMEDIA Magazines, Inc. and PRIMEDIA Magazines Finance, Inc. Under the license, we have the right to use the names, symbols, designs, logos, artwork, copyrights, trade dress and trademarks associated with SEVENTEEN in connection with the distribution, sale and marketing of candles. The license territory is the United States and Canada. As consideration, we are to pay Primedia royalty, to be paid quarterly, equal to eight percent of net sales, without deduction for our costs. The minimum royalty payment is $20,000, of which a nonrefundable advance payment of $10,000 was due upon signing the license agreement, $5,000 is due September 1, 2002, and $5,000 is due June 30, 2003. The minimum royalty is to be credited against royalty payments. The license agreement provides that we must maintain minimum net sales per annual period of $125,000 with a minimum royalty per unit sold of $.092. The license term is through December 31, 2003.

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

The Doors License Agreement
---------------------------

In September 2001, we entered into a non-exclusive license agreement with
Signatures Network, Inc. as agent for members of the musical group The Doors .
Under the license, we have the right to use the names, symbols, images and likenesses of The Doors in connection with the distribution, sale and marketing of disposable lighters in the United States. As consideration, we are to pay
Signatures Network royalty, to be paid quarterly, equal to twelve percent of net sales. The minimum royalty payment is $20,000, inclusive of an advance of
$20,000, of which a nonrefundable advance payment of $10,000 was due upon signing the license agreement, and $10,000 is due by June 30, 2003. The license term expires on June 30, 2003.

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

NEED FOR GOVERNMENT APPROVAL

Not applicable.

GOVERNMENT REGULATION

Not applicable.

RESEARCH AND DEVELOPMENT

Not applicable.

COMPLIANCE WITH ENVIRONMENTAL LAWS

Not applicable.

EMPLOYEES

We have three full-time employees and one part time employee.

ITEM 2.  DESCRIPTION OF PROPERTY

We maintain our executive offices in approximately 1,341 square feet at New
York, New York, pursuant to a lease expiring on April 30, 2005. The annualized rent will be $42,912 for the term September 2001 through June 2003 and $46,935 for the term July 2003 through April 2005. We believe that our facility is suitable as our executive offices and we have no present intentions to renovate or improve our facility or seek new facilities. Our facility is adequately covered by insurance.

ITEM 3.  LEGAL PROCEEDINGS.

We are not a party to, and none of our property is subject to, any pending or threatened legal or governmental proceedings that will have a materially adverse affect upon our financial condition or operation.

On or about June 2000, Site2Shop.com, Inc. commenced an action against us in the
Circuit Court of the 17th Judicial Circuit, in and for Broward County, Florida,
in which Site2Shop claims that it is entitled to payment of $19,700 pursuant to a written agreement for advertising services, plus interest, costs and attorneys' fees. We interposed an answer denying the claim, and intended to contest the action. Subsequently, in August 2001, we entered into an agreement to settle the matter for $6,000. We agreed to pay the amount in installments, and, to date, have paid part of the agreed amount.

In October 2000, we commenced an action before the New York Supreme Court,
County of New York, against SKR Resources, Inc. alleging breach of contract and conversion. On or about March 13, 2000, we entered into a contract with SKR
Resources in which we agreed to sell, indemnify, and transfer title to SKR
$457,104 worth of our products, and SKR agreed to establish a trade credit for our benefit in the amount of $457,104. Additionally, SKR Resources promised to place advertisements in several specific magazines, key to the launches of several of our products. In the complaint, we alleged that SKR Resources failed and neglected to perform the conditions of the contract by failing to establish the trade credit for $457,104, and that SKR Resources also breached the contract by not placing ads in several specific magazines. In the complaint, we also alleged that SKR Resources converted the property by failing to establish a trade credit in the amount of $457,104. In the proceeding, we seek a judgment against SKR Resources in the sum of $457,104, together with interest from May
22, 2000, the costs and disbursements of the action, and for such other and further relief. SKR Resources interposed an answer, and, prior to commencement of discovery procedures, the parties discussed settlement of the action whereby
SKR stated its intention to provide the trade credits to which we were entitled.
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

                                     PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS.

GENERAL

Our authorized capital stock consists of 25,000,000 shares of common stock, par value $.001 per share. As of December 31, 2001, we had 14,197,903 shares of common stock issued and outstanding.

In October 2000, we entered into financing arrangements pursuant to which we issued 4% convertible debentures with a principal amount of $1.5 million and we established an equity line of credit for up to $5 million. The debentures matured in August 2001 and we have not repaid the principal or interest. We may be required to issue a significant number of shares in the event of conversion of debentures or draw downs on the equity line, which number may exceed our authorized capital. In order to do so, we would need to conduct a shareholders'
meeting to authorize an increase in our authorized capital.

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

DIVIDENDS

We have not paid any cash dividends on our common stock and do not expect to declare or pay any cash dividends in the near future. After paying interest on our outstanding 5% convertible debentures, and after repaying principal and interest on our outstanding 4% convertible debentures, which matured in August
2001 without repayment, future cash dividends, if any, will be at the discretion of our Board of Directors and will depend upon, among other things, our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions, and such other factors as the Board of
Directors may deem relevant.

MARKET INFORMATION

The table below sets forth for the periods indicated, the high and low closing bid prices for the common stock as reported by the OTC Bulletin Board.

Fiscal Year       Quarter Ended             High              Low
-----------       -------------             ----              ---
2000              March 31, 2000            $0.6875           $0.1875
                  June 30, 2000             $0.51             $0.17
                  September 30, 2000        $0.203            $0.045
                  December 31, 2000         $0.0938           $0.0156
2001              March 31, 2001            $0.469            $0.0156
                  June 30, 2001             $0.06             $0.02
                  September 30, 2001        $0.03             $0.01
                  December 31, 2001         $0.02             $0.01

The foregoing quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

HOLDERS

The approximate number of holders of record of our common stock as of December
31, 2001 was 89. We estimate that there were approximately 1,571 beneficial holders of our common stock as of that date.

SALE OF UNREGISTERED SECURITIES

Not applicable.

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

The following discussion and analysis of our results of operations and our financial condition should be read in conjunction with the information set forth in the audited financial statements for the year ended December 31, 2001.

RESULTS OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2001

Sales for the year ended December 31, 2001 decreased to $1,451,465 from
$2,599,923 as compared to the same period in 2000, a decrease of approximately
44%. The decrease in sales during the fiscal year 2001 resulted from the revamping of our product lines which included the discontinuation of four product lines in 2001.

Cost of goods sold for the year ended December 31, 2001 was $919,276, approximately 63% of sales, as compared to $1,622,810, approximately 62% of sales, for the comparable period in 2000. The decrease in total cost of goods sold can be attributed to the discontinuation of four product lines in 2001.
Total cost of goods sold for our current product lines are expected to continue to remain relatively constant, or decrease slightly, as a percentage of total sales as our sales volume grows, because we expect the costs of manufacture and the direct costs of selling our products to remain relatively at the same level as in 2001. We expect our cost of goods sold to increase in the near future as we incur expenses associated with the development and the introduction of up to six new products in fiscal year 2002.

Gross profit on sales for the year ended December 31, 2001 was $532,189, a decrease of 46% as compared to the year ended December 31, 2000 of $977,113.
Gross profit was approximately 37% of sales for the year ended December 31, 2001 as compared to gross profit as a percentage of sales for the year ended December
31, 2000 of 38%. The decrease in gross profit is attributable to less sales resulting from the discontinuation of four product lines in the year ended
December 31, 2001. The negligible decrease in gross profit as a percentage of sales is attributable to a discontinuation of less profitable product lines.

For the year ended December 31, 2001, as compared to the year ended December 31,
2000, operating expenses decreased to $1,553,155 from $2,271,400, which represents a 32% decrease in operating expenses, and which represents, as compared to the year ended December 31, 2000, an increase to 107% of sales from
87% of sales. The decrease in our operating expenses in the year ended December
31, 2001 is due mainly to a decrease in selling expenses associated with the discontinuation of four product lines in the year ended December 31, 2001, to
$314,512 for the year ended December 31, 2001, from $1,051,765 for the year ended December 31, 2000. Operating expenses are expected to increase over the next twelve months as we introduce up to six new product lines; however, operating expenses are expected to decrease as a percentage of total sales over time as our sales volume grows and as we incur less marketing and selling expenses as a percentage of sales for a particular product line.

For the year ended December 31, 2001, we operated at a net loss of $1,100,630, or a loss of $0.078 per share basic, as compared to net loss of $2,802,434, or a loss of $0.021 per share basic, for the year ended December 31, 2000. The decrease in net loss for the year ended December 31, 2001 as compared to the year ended December 31, 2000 is mainly due to a decrease in selling expenses from $1,051,765 for the year ended December 31, 2000 to $314,512 for the year ended December 31, 2001, and due to a decrease in other income charges from
$1,507,737 for the year ended December 31, 2000 to $79,084 for the year ended
December 31, 2001. The decrease in other income charges for the year ended
December 31, 2001 is associated with the decrease in several non-cash charges to income related to interest expense and financing costs aggregating approximately
$68,000 as compared to approximately $1,492,000 for the year ended December 31,
2000. There is no assurance that additional interest expense and financing costs will not be incurred for future transactions. We anticipate the continuance of these types of charges against earnings when we make additional financing arrangements.

In the year ended December 31, 2001, we entered into six new license agreements for the introduction of six new products. In fiscal year 2001, we reorganized our company personnel and our product offerings, including discontinuance of four product lines. While the addition of new product lines may also create liquidity issues and demands on our limited resources, it is anticipated that our focus on products that have potentially broad territorial appeal and licenses with longer license periods may have a favorable impact on income and liquidity.

Our food sales business is not seasonal in nature. Inflation is not deemed to be a factor in our operations.

FINANCIAL CONDITION OR LIQUIDITY AND CAPITAL RESOURCES
FOR THE YEAR ENDED DECEMBER 31, 2001

Financing Activities
--------------------

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

The 4% debenture holders have the right to convert the interest into shares of common stock based on the average of the 5 lowest closing bid prices of the common stock over a 22 trading day period immediately prior to the interest payment date. We agreed to enter into an equity line of credit type of transaction within 10 days of this transaction. If we are unable to pay the amounts due on the maturity date but we can draw down on the equity line of credit, we are to draw down the maximum amount each draw down period to pay the investors the full amount due. To date, we are unable to draw down upon the equity line of credit.

Beginning August 7, 2001, the 4% debenture holders may convert the 4%
convertible debentures into shares of common stock because a registration statement for the equity line of credit was not effective on the maturity date and because we are not able to draw down the maximum amount permitted each month under the equity line under an effective equity line of credit registration statement. The conversion price shall equal the lesser of $0.054 or 85% of the average of the 5 lowest closing bid prices during the 22 trading days preceding the applicable conversion date. At the 4% debenture holders' election, we shall redeem the 4% convertible debentures, including interest and a redemption premium of 30%, using up to 50% of the net proceeds received pursuant to the equity line of credit and any other equity financing permitted under the agreement, and all proceeds received in an equity financing not permitted under the future financing restrictions.

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

At the closing of the equity line of credit transaction, we paid the escrow agent $10,000 for the investor's legal, administrative and escrow costs. A registration statement for the shares underlying the equity line of credit is presently not effective. Until an effective registration statement is in place, we cannot use and will not receive any funds from the equity line.

Barter Credits
--------------

In 1998, we issued shares of its common stock for a barter credit with an initial amount of $125,000 in connection with future radio spot advertisements and other services. We recovered $75,000 of the barter credit in 2000. In 2001, we utilized $2,550 of the remaining barter credit balance of $50,000. We estimate that we will be unlikely to utilize a portion of the remaining balance of the credit. We recorded an impairment charge of $23,450 in 2001, representing the difference between the carrying amount and the fair value, based on management's estimate of the discounted cash flows, of the remaining credit. The adjusted carrying amount of this credit as at December 31, 2001 is $24,000.

In March 2000, we entered into an agreement to sell certain merchandise products in exchange for a $457,104 trade credit to purchase future television, radio and other advertising mediums as well as such services as warehousing, hotel rooms, airline tickets and office equipment on a barter basis over a maximum period of four years. In April 2000, we delivered merchandise with an estimated fair value of $302,471 to the barter company in connection with the trade credit commitment. We recorded the credit on the basis of the $302,471 estimated fair value of the transferred merchandise. In the third quarter of 2001, we recorded an impairment charge of $157,285 to write-down the carrying amount of the unused barter credit to a net realizable value of $145,186 based upon management's estimate of the expected future discounted cash flows. Through December 31,
2001, no portion of the credit entitlement was used. The credit agreement expires in March 2003.

In October 2000, we commenced a lawsuit against the barter company in which, among other claims, we asserted that the barter company failed to establish the
$457,104 trade credit in our favor. The barter company interposed an answer, and in early 2001, the parties discussed settlement of the action whereby the barter company stated its intention to provide the trade credit to which we are entitled. The current status of the litigation is that we agreed to hold further prosecution of our claims in the pending litigation in abeyance, while the parties seek to have the barter credits utilized, upon which usage in full, we intend to discontinue the litigation.

We believe we will be able to utilize all of these barter credits prior to their expiration, thereby realizing the benefit of the credits. We have obtained documentation from the barter company outlining various vendors who are participants in the barter program, a number of whom are expected to be utilized by us either advertising or other programs. We assessed the viability of the barter company by: (a) calling the Better Business Bureau to check the barter company's status; (b) obtaining comfort with management integrity through communications including confirmation of available balances; and (c) obtaining a
Dun & Bradstreet Credit report on the barter company.

Arrangements are presently underway between the parties pursuant to which an advertising program of approximately $132,000 is being developed for utilization in 2002. We are currently working with the barter company to make arrangements to use the credits over a period of the remaining contract period by placing ads with several publishing companies.

Future Outlook
--------------

In fiscal year 2002, we expect that we will be dependent on our revenues to help support our product development and sales operations. However, it may be necessary for us to obtain additional cash infusion from an outside source in fiscal year 2002 to allow us to move forward with our new products.

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

We believe that our cash reserves, in conjunction with revenues from our operations, will be sufficient to fund our operations for the next two to three months, subject to our ability to resolve the repayments due on maturity of existing obligations. We are currently unable to draw down on the equity line of credit and we may not be in a position to utilize it in the near future. If we do not resolve the debts on the matured obligations, and if the creditors elect to foreclose on existing debts, which is likely to occur, we will not have sufficient funds to operate.

Going Concern Comment and Management's Plan of Action
-----------------------------------------------------

The auditors' report to our financial statements for the year ended December 31,
2001 cites factors that raise substantial doubt about our ability to continue as a going concern. The factors include that we have incurred substantial operating losses since inception of operations and as at December 31, 2001 reflect deficiencies in working capital and stockholders' equity. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

The primary issues management will focus on in the immediate future to address this matter include:

     o    initiating negotiations to secure short term financing through promissory notes on an as needed basis;
     o    initiating negotiations to secure short term financing through factoring of accounts receivables on an as needed basis;
     o    working with the holders of convertible debentures on a restructuring of the debt they hold, by means of extension of maturity dates, modifying repayment terms, exchange of debentures to other forms of debts or otherwise, which would ease our debt burden and allow for the raising of additional capital.

We will also explore various options to obtain financing and to resolve our existing debt burden, including by means of merger, consolidation, sale of assets, reorganization or restructuring. In September 2001, we hired a financial advisor on an exclusive basis to assist us in strategic and financial planning matters. While we are hopeful that an arrangement can be achieved, we can give no assurance an agreement will be reached or that funding will materialize.

ITEM 7. FINANCIAL STATEMENTS.

                               FAMOUS FIXINS, INC.
                              FINANCIAL STATEMENTS
                          YEAR ENDED DECEMBER 31, 2001

                                TABLE OF CONTENTS
                                -----------------

Financial Statements:

Independent Auditors' Report                                          F-1
     Exhibit  "A"  -  Balance Sheets                                  F-2
     Exhibit  "B"  -  Statements Of Operations                        F-3
     Exhibit  "C"  -  Statements Of Cash Flows                        F-4 -F-5
     Exhibit  "D"  -  Statements Of Stockholders' Equity (Deficit)    F-6
     Notes To Financial Statements                                    F-7 - F-25

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

To the Board of Directors and Stockholders of
Famous Fixins, Inc.:

     We have audited the accompanying balance sheets of Famous Fixins, Inc. as of December 31, 2001 and 2000, and the related statements of operations, cash flows and stockholders' equity (deficit) for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Famous Fixins, Inc. as of
December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

     The accompanying financial statements have been prepared assuming that the
Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred substantial losses from operations and has deficiencies in working capital and stockholders' equity at
December 31, 2001, which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

New York, New York
January 25, 2002

                               FAMOUS FIXINS, INC.

                                 BALANCE SHEETS

                                                                 DECEMBER 31,
                                                           -----------------------
                                                              2001         2000
                                                           ----------   ----------
                                   A S S E T S
                                   -----------

CURRENT ASSETS
--------------

   Cash and cash equivalents                               $  233,906   $  343,164
   Accounts receivable, less $5,000 allowance
      for doubtful accounts                                    70,122      527,840
   Merchandise inventory                                      145,255      321,116
   Unused barter credits - current portion                    124,960       75,618
   Prepaid expenses                                            55,551       25,200
   Due from officer/stockholder                                21,570         --
   Investments in marketable equity trading securities           --         77,578
                                                           ----------   ----------

     TOTAL CURRENT ASSETS                                     651,364    1,370,516
                                                           ----------   ----------

PLANT AND EQUIPMENT
-------------------

   Furniture and fixtures                                      15,804       15,804
   Machinery and equipment                                     28,777       34,077
                                                           ----------   ----------
                                                               44,581       49,881
     Less: Accumulated depreciation                            21,329       17,165
                                                           ----------   ----------

     NET PLANT AND EQUIPMENT                                   23,252       32,716
                                                           ----------   ----------

OTHER ASSETS
------------

   Deferred debenture issuance costs, net of accumulated
      amortization ($3,365 in 2001; $3,175 in 2000)                33          723
   Unused barter credits - noncurrent portion                  20,226      226,853
   Security deposits                                            6,482        6,482
                                                           ----------   ----------

     TOTAL OTHER ASSETS                                        26,741      234,058
                                                           ----------   ----------

                                                           $  701,357   $1,637,290
                                                           ==========   ==========

The accompanying notes are an integral part of these financial statements.

                                                                     EXHIBIT "A"

                               FAMOUS FIXINS, INC.

                           BALANCE SHEETS (CONTINUED)

                                                               DECEMBER 31,
                                                        --------------------------
                                                            2001          2000
                                                        -----------    -----------

              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
              ----------------------------------------------

CURRENT LIABILITIES
-------------------

   4% convertible debentures                            $ 1,575,000    $ 1,575,000
   5% convertible debentures, due October, 2002
      (principal amount - $33,975)                           33,850           --
   Accounts payable                                         226,473        272,401
   Accrued expenses                                         112,501         66,910
   Due to customers                                          30,772         39,567
   Deferred officer's compensation payable                  118,861        115,626
   Taxes payable - other than on income                        --           11,335
   Income taxes payable                                         580            580
   Short-term loan payable                                     --           46,385
                                                        -----------    -----------

     TOTAL CURRENT LIABILITIES                            2,098,037      2,127,804
                                                        -----------    -----------

LONG-TERM LIABILITIES
---------------------

   5% convertible debentures, due October, 2002
     (principal amount - $38,975 in 2000)                      --           37,600
   Deferred rent                                              3,160          8,777
                                                        -----------    -----------

     TOTAL LONG-TERM LIABILITIES                              3,160         46,377
                                                        -----------    -----------

STOCKHOLDERS' EQUITY (DEFICIT)
------------------------------

   Common stock, $.001 par value per share:
      Authorized       25,000,000 shares
      Issued and outstanding
              14,197,903 shares in 2001;
              13,941,264 shares in 2000                      14,197         13,940
   Additional paid-in capital                             4,116,803      3,905,379
   Accumulated deficit                                   (5,506,840)    (4,406,210)
                                                        -----------    -----------
                                                         (1,375,840)      (486,891)
      Less: Unused advertising barter
              credits issued in exchange
              for common stock                              (24,000)       (50,000)
                                                        -----------    -----------

     TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                (1,399,840)      (536,891)
                                                        -----------    -----------

                                                        $   701,357    $ 1,637,290
                                                        ===========    ===========

The accompanying notes are an integral part of these financial statements.

                                      F-2A

                                                                     EXHIBIT "B"

                               FAMOUS FIXINS, INC.

                            STATEMENTS OF OPERATIONS

                                                      YEAR ENDED DECEMBER 31,
                                                    --------------------------

                                                        2001           2000
                                                    -----------    -----------

NET SALES                                           $ 1,451,465    $ 2,599,923
                                                    -----------    -----------

COST OF GOODS SOLD
------------------
   Merchandise inventory at beginning of year           321,116         69,542
   Purchases                                            666,602      1,682,526
   Other direct costs                                    76,813        191,858
                                                    -----------    -----------
                                                      1,064,531      1,943,926
      Less: Merchandise inventory at end of year        145,255        321,116
                                                    -----------    -----------

TOTAL COST OF GOODS SOLD                                919,276      1,622,810
                                                    -----------    -----------

GROSS PROFIT                                            532,189        977,113
                                                    -----------    -----------

OPERATING EXPENSES
------------------
   Selling expenses                                     314,512      1,051,765
   General and administrative expenses                1,057,025      1,219,635
   Impairment charge - unused barter credits            180,735           --
   Loss on disposal of plant and equipment                  883           --
                                                    -----------    -----------

TOTAL OPERATING EXPENSES                              1,553,155      2,271,400
                                                    -----------    -----------

OPERATING LOSS                                       (1,020,966)    (1,294,287)
                                                    -----------    -----------

OTHER INCOME (EXPENSE)
----------------------
   Interest income                                        4,023         10,608
   Interest expense and financing costs                 (69,973)    (1,493,962)
   Realized and unrealized loss on investments in
      marketable equity trading securities              (13,134)       (24,383)
                                                    -----------    -----------

TOTAL OTHER INCOME (EXPENSE)                            (79,084)    (1,507,737)
                                                    -----------    -----------

LOSS BEFORE PROVISION FOR INCOME TAXES               (1,100,050)    (2,802,024)

PROVISION FOR INCOME TAXES                                  580            410
                                                    -----------    -----------

NET LOSS                                            $(1,100,630)   $(2,802,434)
                                                    ===========    ===========

BASIC NET LOSS PER COMMON SHARE                     $     (.078)   $     (0.21)
                                                    ===========    ===========

The accompanying notes are an integral part of these financial statements.

                                                                     EXHIBIT "C"

                               FAMOUS FIXINS, INC.

                            STATEMENTS OF CASH FLOWS

                                                                         YEAR ENDED DECEMBER 31,
                                                                       --------------------------

                                                                           2001           2000
                                                                       -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                            $(1,100,630)   $(2,802,434)
   Adjustments to reconcile net loss to net cash used in
      operating activities:
         Noncash items:
            Depreciation                                                     8,580          9,076
            Amortization and write-off of bond discounts and
               finance costs                                                   960        850,583
            Deferred rent expense                                           (5,617)         8,777
            Interest expense paid by issuance of common stock                  397          9,637
            Component of interest expense attributable to beneficial
               conversion feature of debentures issued                        --          473,149
            Component of interest expense attributable to premium
               on debentures issued                                           --           75,000
            Component of interest expense attributable to the cost
               of an equity line of credit                                    --           35,730
            Value of common stock issued for services
               received by the Company                                         360        217,799
            Value of warrants issued and amortized for services
               received by the Company                                     206,905        514,413
            Realized and unrealized loss on investments in
               marketable equity trading securities                         13,134         24,383
            Loss on disposal of plant and equipment                            883           --
            Recovered amount on barter credits                               2,550           --
            Impairment charge - unused barter credits                      180,735           --
            Unused barter credits                                             --         (302,471)
         Changes in working capital                                        585,996       (771,187)
                                                                       -----------    -----------

NET CASH USED IN OPERATING ACTIVITIES
   (CARRIED FORWARD)                                                      (105,747)    (1,657,545)
                                                                       -----------    -----------

The accompanying notes are an integral part of these financial statements.

                                                                     EXHIBIT "C"
                                                                     (CONTINUED)

                               FAMOUS FIXINS, INC.

                      STATEMENTS OF CASH FLOWS (CONTINUED)

                                                                  YEAR ENDED DECEMBER 31,
                                                                --------------------------

                                                                    2001           2000
                                                                -----------    -----------

NET CASH USED IN OPERATING ACTIVITIES
   (BROUGHT FORWARD)                                            $  (105,747)   $(1,657,545)
                                                                -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of marketable equity trading securities        64,444           --
   Loan to officer/stockholder                                      (21,570)          --
   Payments for plant and equipment additions                          --           (8,501)
                                                                -----------    -----------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                  42,874         (8,501)
                                                                -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of convertible debentures, net               --        1,440,000
                                                                -----------    -----------
   Proceeds (repayment) of borrowing against investment in
      marketable equity trading securities                          (46,385)        46,385
   Proceeds of stock subscriptions receivable                          --           47,500
                                                                -----------    -----------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                 (46,385)     1,533,885
                                                                -----------    -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                          (109,258)      (132,161)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                      343,164        475,325
                                                                -----------    -----------

CASH AND CASH EQUIVALENTS AT END OF YEAR                        $   233,906    $   343,164
                                                                ===========    ===========

The accompanying notes are an integral part of these financial statements.

                                                                     EXHIBIT "D"

                               FAMOUS FIXINS, INC.

                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                        TWO YEARS ENDED DECEMBER 31, 2001

                                                                                                           UNUSED
                                                       COMMON STOCK         ADDITIONAL                 ADVERTISING
                                                   ---------------------     PAID-IN     ACCUMULATED      BARTER
                                       TOTAL         SHARES      AMOUNT      CAPITAL       DEFICIT       CREDITS
                                    -----------    ----------    -------   -----------   -----------     --------

BALANCE (DEFICIT) -                   $ (85,977)   10,462,624    $10,462    $1,557,337   $(1,603,776)    $(50,000)
JANUARY 1, 2000

Issuance of common shares for            217,799      575,000        575       217,224          --           --
services received

Issuance of common shares on             423,391    2,903,640      2,903       420,488          --           --
conversion of convertible
debentures, net

Value of warrants issued and             514,413         --         --         514,413          --           --
amortized for services received

Issuance of warrants and               1,160,187         --         --       1,160,187          --           --
beneficial conversion feature in
connection with
   convertible debentures issued

Issuance of warrants in                   35,730         --         --          35,730          --           --
connection with the cost of an
equity line of credit

Net loss for 2000                    (2,802,434)         --         --            --      (2,802,434)        --
                                    -----------    ----------    -------   -----------   -----------     --------

BALANCE (DEFICIT) - DECEMBER 31,       (536,891)   13,941,264     13,940     3,905,379    (4,406,210)     (50,000)
2000

Issuance of common shares on               4,416      232,639        233         4,183            --           --
conversion of 5% convertible
debentures, net

Issuance of common shares for                360       24,000         24           336            --           --
services received

Value of warrants issued and             206,905           --         --       206,905            --           --
amortized for services received

Net loss for 2001                    (1,074,630)           --         --            --    (1,100,630)      26,000
                                    -----------    ----------    -------   -----------   -----------     --------

BALANCE (DEFICIT) -
DECEMBER 31, 2001                   $(1,399,840)   14,197,903    $14,197   $ 4,116,803   $(5,506,840)    $(24,000)
                                    ===========    ==========    =======   ===========   ===========     ========

The accompanying notes are an integral part of these financial statements.

                               FAMOUS FIXINS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2001

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
        ------------------------------------------

            BUSINESS ACTIVITIES OF THE COMPANY
            ----------------------------------

               The Company is a promoter and marketer of celebrity endorsed consumer products for sale in supermarkets, other retailers and over the Internet. The Company develops, markets and sells licensed consumer products based on the diverse professional, cultural and ethnic backgrounds of various celebrities. The Company enters into licensing agreements with high profile celebrities and creates consumer products which include various product lines consisting of salad dressings, candy products, cosmetic products, adhesive bandages and other novelty products endorsed by the licensors. The
            Company sells directly to consumers and also utilizes a network of consumer products brokers to distribute its products throughout the
            United States and Canada. Third party manufacturers produce the
            Company's various consumer products.

               The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the
            United States which contemplates continuation of the Company as a going concern. The Company has incurred substantial operating losses since inception of operations and as at December 31, 2001 reflects deficiencies in working capital and stockholders' equity. These conditions indicate that the Company may be unable to continue as a going concern. Management believes that it can achieve profitable operations in the future and that it can continue to raise adequate capital and financing as may be required. However, there can be no assurance that future capital contributions and/or financing will be sufficient for the Company to continue as a going concern or that it can achieve profitable operations in the future. These financial statements do not include any adjustments that might result from the outcome of these uncertainties.

            USE OF ESTIMATES IN PREPARING FINANCIAL STATEMENTS
            --------------------------------------------------

                The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Estimates are made when accounting for uncollectible accounts receivable, advertising barter credits, depreciation and amortization, income taxes, contingencies and valuation of warrants, among others. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the financial statements in the period they are determined to be necessary.

                               FAMOUS FIXINS, INC.

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                DECEMBER 31, 2001

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
        ------------------------------------------

            REVENUE RECOGNITION AND SALES RETURNS
            -------------------------------------

                Revenues are recognized when the earnings process is complete.
            This generally occurs when products are shipped in accordance with terms of agreements, title and risk of loss transfer to customers, collection is probable and pricing is fixed or determinable.

                Provision for uncollectible accounts is recorded, when
            appropriate. Provision for sales returns and allowances are recorded in the period in which the related revenue is recognized. When sales returns and allowances are in excess of customer receivable balances, such excess amount is reflected as a current liability under the category "Due To Customers".

            STOCK-BASED COMPENSATION - WARRANTS
            -----------------------------------

                The Company accounts for stock-based compensation using the fair-value based method prescribed in Statement of Financial
            Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based
            Compensation". Compensation cost for all stock warrants issued by the Company is (a) measured at the grant date based on the fair value of the warrants and (b) recognized over the service period.
            See Note 10.

            OTHER COMPREHENSIVE INCOME
            --------------------------

                SFAS No. 130, "Reporting Comprehensive Income", established standards for reporting and display of comprehensive income and its components in the financial statements. Besides net income, SFAS No.
            130 requires the reporting of other comprehensive income, defined as revenues, expenses, gains and losses that under generally accepted accounting principles are not included in net income. As at December
            31, 2001 and 2000, the Company had no items of other comprehensive income and as a result, no additional disclosure is included in the financial statements.

                               FAMOUS FIXINS, INC.

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                DECEMBER 31, 2001

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
        ------------------------------------------

            CONCENTRATIONS OF CREDIT RISK
           -----------------------------

                Financial instruments which potentially expose the Company to concentrations of credit risk, as defined by SFAS No. 105, consist of cash and cash equivalents, trade accounts receivable and investments in marketable equity trading securities.

                A.  CASH AND CASH EQUIVALENTS
                    -------------------------

                         The Company maintains its cash balances in one
                    financial institution located in New York, New York. The
                    balances are insured by the Federal Deposit Insurance
                    Corporation up to $100,000. As at December 31, 2001, there are no cash balances in excess of such insurance.

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

               B.   ACCOUNTS RECEIVABLE
                    -------------------

                         The Company's customer base consists primarily of
                    supermarkets and other retailers located in the United
                    States and Canada. Credit limits, ongoing credit evaluations and account monitoring procedures are utilized to minimize the risk of loss. The Company does not generally require
                    collateral. In 2001, approximately 44% of the sales of the
                    Company were derived from two customers (2000 - 12% from one customer). See Note 5B in connection with a lawsuit
                    instituted by the Company against the major 2000 customer.
                    Although the Company is directly affected by the well being of the retail food industry, management does not believe
                    significant credit risk exists at December 31, 2001.

               C.   MARKETABLE EQUITY TRADING SECURITIES
                    ------------------------------------

                         The Company's marketable equity trading securities
                    consisted of shares in Chase Vista Equity Growth Class A
                    Fund. Trading securities are stated at fair value and
                    unrealized gains and losses are reported in income. Realized gains and losses are determined on the specific
                    identification method and are reflected in income. The
                    balance of the Company's interests in marketable equity
                    trading securities were disposed of in 2001.

                               FAMOUS FIXINS, INC.

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                DECEMBER 31, 2001

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

                                                        LIFE USED IN
                                                         COMPUTING
                                                          RATES OF
                        CLASSIFICATION                  DEPRECIATION
                        --------------                  ------------
                        Furniture and fixtures             7 years
                        Machinery and equipment            5 years

            IMPAIRMENT OF LONG-LIVED ASSETS
            -------------------------------

                The Company follows the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to
            Be Disposed Of". SFAS No. 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable
            intangibles and goodwill related to those long-lived assets. Such long-lived assets include barter credits.

                Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the undiscounted future net cash flows expected to be generated by the assets is less than the carrying amount of the assets, the Company recognizes an impairment loss. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.
            When fair values, such as quoted market prices, are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risks associated with the recovery of the assets. Assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. See additional information below and in Note 5 with regard to an impairment loss on barter credits.

                               FAMOUS FIXINS, INC.

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                DECEMBER 31, 2001

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
        ------------------------------------------

            BARTER CREDITS
            --------------

                The Company entered into arrangements in 1998 and 2000, pursuant to which it received barter credit entitlements. Such credits generally relate to the Company's right to exchange its credits for future television, radio and other types of advertisements for its products. No additional payments of cash or other property is required on exercise of the barter credits and the value of the services to be received are deemed to be comparable to the utilization charges to be made against the barter credit. Upon utilization (receipt of services or goods in exchange for barter credits) of part or all of the barter credits, charges are made to income (substantially all to selling expenses) for the recovered carrying amount of the barter credits. The Company's policy for review of the barter credits with respect to possible impairment, is described above. Details of barter credit transactions are provided in Note 5.

            DERIVATIVE FINANCIAL INSTRUMENTS
            --------------------------------

                Beginning in the current year, all derivatives are accounted for in accordance SFAS No. 133, "Accounting for Derivatives and Hedging
            Activities," as amended by SFAS No. 137 and 138. All derivative instruments are to be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings, or other comprehensive income, depending on whether the derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The cumulative effect of the adoption of SFAS No. 133 had no impact on the Company's financial statements because the Company does not currently hold any derivative instruments.

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

                               FAMOUS FIXINS, INC.

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                DECEMBER 31, 2001

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
        ------------------------------------------

            NEW ACCOUNTING PRONOUNCEMENTS
            -----------------------------

                In April 2001, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 00-25, "Vendor Income Statement
            Characterization of Consideration Paid to a Reseller of the Vendor's
            Products". Under this Issue, the EITF concluded that certain consumer and trade sales promotion expenses, such as coupon redemption costs, feature price discounts and in-store display incentives, should be classified as a reduction of sales rather than as marketing expenses. The Company has adopted this accounting guidance in the current year and has reclassified $22,952 of marketing expenses in 2000 to conform to the current presentation.
            As a reclassification, this change does not affect the Company's financial position or earnings.

                In August 2001, the Financial Accounting Standards Board issued
            SFAS No. 144, "Accounting for the Impairment or Disposal of
            Long-Lived Assets". This statement replaces both SFAS No. 121,"
            Accounting for the Impairment of Long-Lived Assets and for
            Long-Lived Assets to Be Disposed Of" and Accounting Principles Board
            (APB) Opinion No. 30, "Reporting the Results of Operations -
            Reporting the Effects of Disposal of a Segment of a Business and
            Extraordinary, Unusual and Infrequently Occurring Events and
            Transactions". SFAS No. 144 retains the basic provisions from both
            SFAS No. 121 and APB No. 30 but includes changes to improve financial reporting and comparability among entities. The provisions of SFAS No. 144 are effective for fiscal years beginning after
            December 15, 2001. The Company has not yet determined the impact
            SFAS No. 144 will have on its financial position or the results of its operations.

NOTE 2. 4% CONVERTIBLE DEBENTURES PAYABLE ($1,575,000)
        ----------------------------------------------

            In March 2000, the Company received $1,000,000 proceeds under a 0%
        Convertible Debenture and Warrant Purchase Agreement. Pursuant to the
        agreement, three investors acquired an aggregate of $1,000,000 principal amount of debentures due March 2005, convertible into the Company's common stock at a conversion price of $.40 per share ($.74 per share market value at the acquisition date) and warrants to purchase 2,500,000 shares of common stock, exercisable between March 2000 and March 2005 at a price of $.75 per share.

            The beneficial conversion feature of the 0% $1,000,000 debentures and the fair market value of the warrants issued is $1,000,000 (such amount being limited to the amount of the proceeds received), all of which was credited in the accounts in March 2000 as additional paid-in-capital. The Company also allocated (a) $325,000 to the beneficial conversion feature, all of which was charged as a component of the year 2000 interest expense and (b) $675,000, the remainder, was accounted for as bond discount, to be reflected as a reduction of the carrying amount of the debentures, and amortizable as a component of interest expense over the term of the indebtedness.

                               FAMOUS FIXINS, INC.

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                DECEMBER 31, 2001

NOTE 2. 4% CONVERTIBLE DEBENTURES PAYABLE ($1,575,000) (CONTINUED)
        ----------------------------------------------

            On October 27, 2000, the Company entered into another agreement with the three investors for the issuance of $1,500,000 4% Convertible
        Debentures and 250,000 warrants for shares of the Company's common stock. Under the terms of the agreement, the $1,500,000 principal amount of the 4% debentures was issued for cash of $500,000 and the surrender of the outstanding $1,000,000 of 0% Convertible Debentures described above. The entire issue of the $1,500,000 4% Convertible Debentures was due on August 7, 2001, with a 5% premium on principal, plus accrued interest. To date, payment of such amounts which are otherwise due have not been made. The debentures are convertible into common stock commencing on the maturity date at a conversion price of the lesser of
        $.054 per share or an amount computed under a formula, based on the discounted average of the lowest bid prices during a period preceding the conversion date.

            The conversion of the 4% debentures into common shares is subject to the condition that, no debenture holder may own an aggregate number of shares, including conversion shares, which is greater than 9.9% of the then outstanding common stock. Other provisions of the agreement, include default, merger and common stock sale restrictions on the
        Company. The debenture holders may cause the Company to redeem debentures, with interest and a 30% payment premium, from up to 50% of the net proceeds received under an equity line of credit type of agreement (See Equity Drawdown Facility described in Note 3 below) or other permitted financing. The equity line of credit agreement was a condition to the October 27, 2000, 4% Convertible Debenture and Warrants
        Purchase Agreement.

            Based upon a debenture conversion price of $.054 per share (and a market value of the Company's common stock of $.07 per share at the date of acquisition), the beneficial conversion feature of the additional
        $500,000 debentures issued for cash is $148,148. The fair market value of the 250,000 warrants is $12,039. The aggregate amount of $160,187 is credited in the accounts as additional paid in capital.

            Interest on the 4% convertible debentures is payable semi-annually, commencing December 1, 2000, and is convertible into common stock at the investors' option. Interest due in 2000 on the $1,500,000 4% debentures was not paid by the Company. Due to the non-payment of interest in 2000 the debenture holders had the right to consider the debentures as immediately due and payable. Consequently, the Company made charges to its operations of $969,770 in the fourth quarter of 2000, reflecting under the category "interest expenses and financing costs", the following: (i) unamortized bond discount - $596,250; (ii) unamortized financing costs on debentures - $138,333; (iii) beneficial conversion feature on $500,000, 4% debentures - $148,148; (iv) fair market value of
        250,000 warrants - $12,039 and; (v) 5% bond premium - $75,000.

            The financial statements as at December 31, 2001 and 2000, reflect the principal amount of the 4% debentures of $1,575,000, (including the
        5% premium of $75,000) as a current liability. Interest on the indebtedness is accrued through December 31, 2001.

                               FAMOUS FIXINS, INC.

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                DECEMBER 31, 2001

NOTE 3. EQUITY DRAWDOWN FACILITY
        ------------------------

            On October 31, 2000, the Company entered into an equity line of credit type of agreement for the future sale of shares of its common stock and warrants. Under the agreement, which is subject to various conditions, an investor has committed to provide up to $5 million, at the Company's request, over a 24 month period, to be applied to the purchase price of the Company's common stock. The Company may request at specified intervals, $100,000 minimum equity drawdowns, with maximum drawdown amounts at each request based on 4.5% of (i) the weighted average price of the Company's common stock for a prescribed period prior to the request multiplied by (ii) the total trading volume during such period. As at December 31, 2001 and 2000 the minimum drawdown requirement has not been met. Drawdowns may be further limited due to a provision in the agreement that prevents the Company from issuing shares to the extent that the investor would beneficially own more than 9.9% of the Company's then outstanding common stock. Under the agreement, the
        Company is required to file a Registration Statement with the Securities and Exchange Commission before the investor is obligated to accept a drawdown request by the Company. Consequently, until such Registration
        Statement is effective, the Company will not receive any funds under the agreement.

            The per share amount to be received by the Company for the sale of its common stock on each equity drawdown shall be reduced by a 17.5%
        discount on the market price of the shares (as defined in the agreement). The proceeds of sale will also be reduced by escrow agent fees and a 10% placement fee. At the October 31, 2000 closing, the
        Company issued a stock purchase warrant for up to 500,000 shares of common stock to the investor at an exercise price of $.0636 per share, such warrant to expire on October 31, 2003. The value of the 500,000 stock warrant ($35,730) is charged to interest expense in 2000. The
        Company has also agreed to issue additional warrants for shares equal to
        50% of the shares purchased by the investor on each drawdown. There are various other conditions to the agreement, including the investor's right to terminate the agreement under specified events. At the closing, the Company paid $10,000 for the investor's legal and other expenses.
        See Note 3 in connection with an election by the holders of the 4%
        Convertible Debentures to apply a portion of the proceeds of the equity drawdowns to redeem their debentures.

                               FAMOUS FIXINS, INC.

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                DECEMBER 31, 2001

NOTE 4. 5% CONVERTIBLE DEBENTURES PAYABLE
        ---------------------------------

            In October 1999, the Company entered into two Convertible Debenture and Warrants Purchase Agreements pursuant to which the investors agreed to purchase, for $550,000, an aggregate of $550,000 principal amount of
        5% Convertible Debentures (5% Debentures) convertible into common stock and Warrants to purchase 139,152 shares of the Company's common stock.
        The debentures mature in October 2002.

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

            In accordance with the agreements, in 1999, the Company issued an aggregate of 139,152 Warrants for the purchase of the Company's common stock, exercisable between October 30, 1999 and October 30, 2004 at a purchase price of $.494 per share (125% of the market price on the closing date). The fair value of the Warrants in the amount of $63,968 was accounted for as additional paid-in capital with the resulting discount reflected as a reduction of the carrying amount of the 5%
        Debentures. The discount is amortized as a component of interest expense over the term of the 5% Debentures.

            During 2001 and 2000, the Company issued 232,639 and 2,903,640 shares of its common stock upon conversion of $5,000 and $511,025 principal amount of such debentures (and unpaid interest of $397 and
        $9,637), resulting in $33,975 and $38,975 principal amount outstanding at December 31, 2001 and 2000, respectively. At the conversion dates, unamortized debt issuance and warrant costs related to the debt conversion were charged to additional paid-in capital.

            The following summarizes the outstanding balance of the 5%
        Debentures at December 31, 2001 and 2000:

                                                                2001       2000
                                                              -------    -------

           Outstanding principal amount of 5% Debentures      $33,975    $38,975
           Less: Unamortized discount for Warrants issued         125      1,375
                                                              -------    -------

           CARRYING AMOUNT                                    $33,850    $37,600
                                                              =======    =======

                               FAMOUS FIXINS, INC.

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                DECEMBER 31, 2001

NOTE 5. BARTER CREDITS
        --------------

        A.  RECEIVED IN EXCHANGE FOR COMMON STOCK
            -------------------------------------

                In 1998, the Company issued shares of its common stock for a barter credit with an initial amount of $125,000 in connection with future radio spot advertisements and other services. The Company recovered $75,000 of the barter credit in 2000. The remaining barter credit balance of $50,000 was carried in the accounts as a contra to stockholders' equity inasmuch as the initial credit related to the issuance of the Company's common stock.

                In 2001, the Company utilized $2,550 of the remaining credit.
            The Company has estimated that it would be unlikely to utilize a portion of the remaining balance of the credit. The Company has recorded an impairment charge of $23,450 in 2001, representing the difference between the carrying amount and the fair value (based on management's estimate of the discounted cash flows) of the remaining credit. The adjusted carrying amount of this credit as at December
            31, 2001 is $24,000.

        B.  RECEIVED IN EXCHANGE FOR MERCHANDISE
            ------------------------------------

                In March 2000, the Company entered into an agreement to sell certain merchandise products in exchange for a $457,104 trade credit to purchase future television, radio and other advertising mediums as well as such services as warehousing, hotel rooms, airline tickets and office equipment on a barter basis over a maximum period of four years. In April 2000, pursuant to the agreement, the Company delivered merchandise with an estimated fair value of $302,471 to the barter company in connection with the aforementioned trade credit commitment. The Company recorded the credit on the basis of the $302,471 estimated fair value of the transferred merchandise. No portion of the credit entitlement was used in 2000. Accordingly, the carrying amount at December 31, 2000 was $302,471. The credit agreement expires in March 2003.

                               FAMOUS FIXINS, INC.

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                DECEMBER 31, 2001

NOTE 5. BARTER CREDITS (CONTINUED)
        --------------

        C.  RECEIVED IN EXCHANGE FOR MERCHANDISE (CONTINUED)
            ------------------------------------

                The Company commenced a lawsuit in October 2000 against the barter company in which, among other claims, it asserted that the barter company failed to establish the $457,104 trade credit in favor of the Company. The barter company interposed an answer, and in early 2001, the parties discussed settlement of the action whereby the barter company stated its intention to provide the trade credit to which the Company is entitled. The Company has agreed to hold further prosecution of its claims in the litigation in abeyance, while the parties seek to have the barter credit utilized.
            Arrangements are presently underway between the parties pursuant to which an advertising program of approximately $132,000 is being developed for utilization in 2002.

                In September 2001, the Company recorded an impairment charge of
            $157,285 to write-down the carrying amount of the unused barter credit to a net realizable value of $145,186 based upon management's estimate of the expected future discounted cash flows. The carrying amount of $145,186 as at December 31, 2001 is classified in the balance sheet as follows: (i) $124,960 as a current asset (which management expects to use within one year) and (ii) $20,226 under the category, "other assets".

                               * * * * * * * * * *

                A summary of the Company's Barter activities is as follows:

                                                            RECEIVED IN     RECEIVED IN
                                                            EXCHANGE FOR    EXCHANGE FOR
                                                            COMMON STOCK    MERCHANDISE
                                                            ------------    ------------

                    INITIAL CARRYING AMOUNT (1998 and
                       2000, respectively)                     $125,000        $ 302,471
                    Credits Utilized                            (77,550)            --
                    Impairment Loss Charged to
                       "Operating Expenses"                     (23,450)        (157,285)
                                                              ---------       ----------

                    CARRYING AMOUNT - DECEMBER 31, 2001       $  24,000        $ 145,186
                                                              =========        =========

                    MEMORANDUM: TOTAL AVAILABLE
                       BARTER CREDIT AMOUNT - AS PER
                       AGREEMENTS - DECEMBER 31, 2001         $  47,450         $457,104
                                                              =========         ========

                               FAMOUS FIXINS, INC.

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                DECEMBER 31, 2001

NOTE 6. ADVERTISING
        -----------

            The Company charges to expense all advertising costs as incurred.
        The aggregate advertising expense incurred by the Company was approximately $31,000 and $80,000 for the years ended December 31, 2001 and 2000, respectively. See Note 5 for the details of unused advertising barter credits.

NOTE 7. INCOME TAXES
        ------------

            Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and operating loss carryforwards. Significant items comprising the net deferred tax asset at December 31, 2001 are:

                Net operating loss carryforwards                     $825,000
                Other items                                            49,000
                                                                     --------
                Total deferred income tax assets                      874,000
                Less: deferred tax asset valuation allowance          874,000
                                                                     --------

                NET DEFERRED TAX ASSET                               $   --
                                                                     ========

            The elements comprising the differences in the income tax expense between the federal statutory rate and the Company's effective rate for the years ended December 31, 2001 and 2000 are shown as follows:

                                                           2001         2000
                                                        ---------     ---------

                 Income tax credit computed
                   at the statutory rate                 $(374,214)   $(952,800)
                 Permanent non-deductible expenses          71,672      608,900
                 Unrecorded tax benefits                   303,122      344,310
                                                        -----------   ---------

                 TOTAL INCOME TAX PROVISION             $      580    $     410
                                                        ==========    =========

            At December 31, 2001, the Company has net operating losses, for federal income tax purposes, of approximately $2,426,000 available to offset future taxable income, all of which expire by 2021. Realization is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. This and other components of the Company's deferred tax asset accounts are described above. As at December 31,
        2001, the Company has provided a valuation allowance to reduce its net deferred tax asset to zero. The amount of the deferred tax asset considered realizable, however, can be revised in the near term based upon future operating conditions during the carryforward period.

                               FAMOUS FIXINS, INC.

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                DECEMBER 31, 2001

NOTE 8. NET LOSS PER COMMON SHARE
        -------------------------

            Net loss per common share was calculated under SFAS No. 128,
        "Earnings per Share". Basic net loss per share is computed by dividing the net loss by the weighted average outstanding shares of 14,098,970 and 13,047,834 for the years ended December 31, 2001 and 2000, respectively. No effect has been given to the conversion of warrants and debentures to common stock inasmuch as such conversions would be anti-dilutive.

NOTE 9. COMMITMENTS AND CONTINGENCIES
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

                              YEAR ENDING
                              DECEMBER 31,         AMOUNT
                              ------------         -------

                                 2002              $45,991
                                 2003                5,000
                                                   -------

                                 TOTAL             $50,991
                                                   =======

                    Total royalty expense charged to operations (including the recognized portion of the cost of common stock warrants as described in Note 1) under the foregoing contracts for the years ended December 31, 2001 and 2000 were approximately $80,000 and
                $484,000, respectively.

                               FAMOUS FIXINS, INC.

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                DECEMBER 31, 2001

NOTE 9. COMMITMENTS AND CONTINGENCIES (CONTINUED)
        -----------------------------

        B.  REAL PROPERTY LEASE
            -------------------

                Rental commitments under a noncancellable operating lease for the Company's office facilities located in New York, New York are as follows:

                                   YEAR ENDING
                                   DECEMBER 31,            AMOUNT
                                   ------------           --------

                                      2002                $ 42,912
                                      2003                  44,923
                                      2004                  46,935
                                      2005                  15,645
                                                          --------

                                      TOTAL               $150,415
                                                          ========

                    Rent expense charged to operations, inclusive of common
                charges and utilities, was approximately $47,000 and $43,000 for the years ended December 31, 2001 and 2000, respectively.

        C.  TRANSPORTATION EQUIPMENT LEASE
            ------------------------------

                The Company is obligated under the terms of an operating lease for transportation equipment utilized by it. Future minimum annual payments under this noncancellable operating lease are as follows:

                                   YEAR ENDING
                                   DECEMBER 31,            AMOUNT
                                   ------------           --------

                                       2002               $ 10,618
                                       2003                 10,618
                                       2004                  5,309
                                                          --------

                                       TOTAL              $ 26,545
                                                          ========

                Total transportation equipment lease expense charged to
            operations was approximately $17,000 and $10,000 for the years ended
            December 31, 2001 and 2000, respectively.

                               FAMOUS FIXINS, INC.

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                DECEMBER 31, 2001

NOTE 9. COMMITMENTS AND CONTINGENCIES (CONTINUED)
        -----------------------------

            D.  AGREEMENTS WITH EXECUTIVE OFFICER
                ---------------------------------

                    Pursuant to an agreement with the Company's chief executive officer, if there is a "Change in Control" of the Company as defined in the agreement, the officer shall have the right to terminate such agreement and shall be entitled to a lump sum payment equal to 299% of his base amount as defined in Section
                280(G) of the Internal Revenue Code.

                    In addition, the officer has agreed to a temporarily
                deferral of the payment of a portion of his compensation, the amount of which is $118,861 and $115,626 at December 31, 2001 and 2000, respectively.

            E.  LITIGATION
                ----------

                    In the normal course of business, the Company has lawsuits, claims and contingent liabilities. The Company does not expect that any sum it may have to pay in connection with any of these matters would have a material adverse effect on its financial position or results of operations. (See Note 5B for information in connection with a lawsuit instituted by the Company in 2000.)

NOTE 10. OUTSTANDING WARRANTS TO PURCHASE COMMON STOCK
         ---------------------------------------------

            The Company has issued warrants to purchase shares of its common stock to certain officers, employees and nonemployees. The objectives of the issuance of the warrants include attracting and retaining the best talent, providing for additional performance incentives and promoting the success of the Company by providing the opportunity to employees and nonemployees to acquire common stock. The Company has also issued warrants to certain investors in connection with the issuance of debentures and the sale of common stock. Outstanding warrants have been granted at exercise prices ranging from $.001 to $2.25 and expire as much as five years from the date of grant.

                               FAMOUS FIXINS, INC.

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                DECEMBER 31, 2001

NOTE 10. OUTSTANDING WARRANTS TO PURCHASE COMMON STOCK (CONTINUED)
         ---------------------------------------------

            The status of the Company's warrants is summarized below as of
        December 31, 2001:

                                                                                WEIGHTED
                                                                  RANGE OF      AVERAGE
                                                   NUMBER OF      EXERCISE      EXERCISE
                                                    WARRANTS       PRICES        PRICE
                                                    --------   -------------   --------

        Outstanding at January 1, 1999              606,828    $ .90  - 2.25   $   1.02
        Granted in 1999                       (*) 2,844,152      .15  - 1.00        .32
        Expired in 1999                             (20,000)    1.00  - 1.50       1.25
                                                  ---------    -------------   --------
        Outstanding at December 31, 1999          3,430,980      .15  - 2.25        .43
        Granted in 2000                           4,284,000      .001 -  .75        .52
        Expired in 2000                             (20,000)    2.00  - 2.25       2.13
                                                  ---------    -------------   --------
        Outstanding at December 31, 2000          7,694,980      .001 - 1.00        .48
        Granted in 2001                      (**) 1,750,000      .011 -  .03        .03
        Cancelled in 2001                          (577,500)     .013 - 1.00        .23
                                                  ---------    -------------   --------

        OUTSTANDING AT DECEMBER 31, 2001          8,867,480    $ .001 - 1.00   $    .38
                                                  =========    =============   ========

        Weighted average remaining contractual term (years)             21/2
                                                                        ====

        Number of warrants exercisable at December 31, 2001        8,867,480
                                                                   =========

        Weighted average exercise price of warrants exercisable
           at December 31, 2001                                    $     .38
                                                                   =========

            The weighted average fair value per warrant granted was $.03 for
        2001, $.23 for 2000 and $.38 for 1999.

            (*)   Includes 1,500,000 warrants granted to the chief executive officer for a period of five years at an exercise price of
                  $.30 per share. The warrants vest based upon the achievement of certain corporate milestones including the receipt of a specified number of new license agreements or the achievement of specified levels of the Company's annual earnings
                  determined before interest, taxes, depreciation and
                  amortization.

            (**)  Includes 1,500,000 warrants granted to the chief executive officer for a period of five years at an exercise price of
                  $.0303 per share. The warrants vest based upon the achievement of certain corporate milestones including the receipt of a specified number of new license agreements or the attainment of specified levels of the Company's annual revenues.

                               FAMOUS FIXINS, INC.

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                DECEMBER 31, 2001

NOTE 10. OUTSTANDING WARRANTS TO PURCHASE COMMON STOCK (CONTINUED)
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

            Stock-based compensation cost charged to operations was $206,905 and
        $550,143 for the years ended December 31, 2001 and 2000, respectively.

                               FAMOUS FIXINS, INC.

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                DECEMBER 31, 2001

NOTE 11. CASH FLOW DATA
         --------------

            Cash and cash equivalents include cash on hand and investments with maturities of three months or less at the time of purchase. Working capital changes on the statements of cash flows were as follows:

                                                                 YEAR ENDED
                                                                DECEMBER 31,
                                                           ----------------------

                                                             2001         2000
                                                           ---------    ---------

(Increase) decrease in assets:
   Accounts receivable - net                               $ 457,718    $(351,365)
   Merchandise inventory                                     175,861     (251,574)
   Prepaid expenses                                          (30,351)      33,881
Increase (decrease) in liabilities:
   Accounts payable and accrued expenses                        (337)    (169,030)
   Due to customers                                           (8,795)    (150,471)
   Deferred officer's compensation payable                     3,235      115,626
   Taxes payable - other than on income                      (11,335)       1,791
   Income taxes payable                                         --            (45)
                                                           ---------    ---------

NET CHANGES IN WORKING CAPITAL                             $ 585,996    $(771,187)
                                                           =========    =========

Supplemental information about cash payments is as
   follows:
      Cash payments for interest                           $   1,005    $   1,386
      Cash payments for income taxes                       $     580    $     455

Supplemental disclosure of noncash financing activities:
      Issuance of warrants in connection with
         convertible debentures issued by the
         Company                                           $    --      $ 687,038
      Conversion of debentures to common
         stock - net                                       $   4,019    $ 413,753
      Issuance of warrants in connection with the
         cost of a line of credit                          $    --      $  35,730

                               FAMOUS FIXINS, INC.

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                DECEMBER 31, 2001

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

                CASH AND CASH EQUIVALENTS, INVESTMENTS IN MARKETABLE EQUITY
                TRADING SECURITIES, ACCOUNTS RECEIVABLE, DUE FROM
                OFFICER/STOCKHOLDER, 4% CONVERTIBLE DEBENTURES, 5% CONVERTIBLE
                DEBENTURES, SHORT TERM LOAN PAYABLE, ACCOUNTS PAYABLE AND
                ACCRUED LIABILITIES, DUE TO CUSTOMERS AND DEFERRED OFFICER'S
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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE
        WITH SECTION 16(a) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS

The following persons are our present directors and executive officers.

Name                Age       Position
----                ---       --------
Jason Bauer         32        Chairman of the Board, Chief Executive Officer,
                              President and Treasurer
Victor Bauer        58        Director

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

Family relationships that exist among our present officers and directors are:
Victor Bauer, who serves on the Board of Directors, is the father of Jason
Bauer, our Chief Executive Officer, President and Chairman of the Board of
Directors.

None of our officers and directors have been involved in the past five years in any of the following:

     o    bankruptcy proceedings;
     o    subject to criminal proceedings or convicted of a criminal act;
     o    subject to any order, judgment or decree entered by any court for violating any laws relating to the business, securities or banking activities; or
     o    subject to any order for violation of federal or state securities laws or commodities laws.

Famous Fixins established an Audit Committee. Because Famous Fixins is a small business issuer, the Audit Committee presently consists of all of the members of the Board of Directors. We formed the Audit Committee in fiscal year 2000, and the Audit Committee did meet in connection with the fiscal year ended December
31, 2001. The function of the Audit Committee includes reviewing internal financial information, monitoring cash flow, budget variances and credit arrangements, reviewing the audit program of Famous Fixins, reviewing with
Famous Fixins's independent accountants the results of all audits upon their completion, annually selecting and recommending independent accountants, overseeing the quarterly unaudited reporting process and taking such other action as may be necessary to assure the adequacy and integrity of all financial information distribution by Famous Fixins. The audit committee includes one non-employee director who is not an officer, employee, consultant, vendor, or customer, of Famous Fixins.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Based upon a review of filings with the SEC and written representations that no other reports were required, we believe that all of our directors and executive officers and all persons who own more than 10% of our common stock complied during the fiscal year 2001 with the reporting requirements of Section 16(a) of the Securities Exchange Act.

ITEM 10. EXECUTIVE COMPENSATION.

EXECUTIVE COMPENSATION SUMMARY TABLE

The following table sets forth information concerning the annual and long-term compensation during our last three fiscal years, 2001, 2000 and 1999, of our
Chief Executive Officer, our only executive officer in fiscal year 2001 (the
"Named Executive Officer").

                                                                         Long Term
                                                                        Compensation
                                                                      ----------------
                                           Annual Compensation             Awards
                                    --------------------------------  ----------------
                                                                         Securities
                                                                         Underlying       All Other
Name and Principal Position         Year      Salary        Bonus          Options       Compensation
----------------------------------  ----   ------------  -----------  ----------------  --------------
Jason Bauer                         2001   $184,108      $84,611 (1)     1,500,000 (2)  $18,529 (3)(4)
President, Secretary and Treasurer  2000   $153,238 (5)  $76,619 (6)             0      $12,342 (3)
                                    1999   $112,532 (7)  $     0         1,500,000 (8)  $15,712 (3)
----------------------------------  ----   -------- ---  ------- ---  ------------ ---  ------- ------

(1) Includes $76,242 in bonus compensation owed to Bauer, which Bauer has agreed to defer receipt of until after the 2001 fiscal year.
(2) Under an amended employment agreement, we granted Bauer options to purchase
    1,500,000 shares of our common stock, valued at approximately $39,326 at the time of grant. These options are exercisable for five years from grant at
    $.03 per share.
(3) Refers to the costs to Famous Fixins of automobile lease payments and insurance premiums under a life insurance policy and disability insurance policy.
(4) Excludes the benefit of a $21,570 non-interest bearing loan by Famous
    Fixins to Bauer. The loan is payable upon demand.
(5) Includes $9,007 in deferred compensation, which was paid in 2001.
(6) Includes $34,000 in deferred bonus compensation, which as paid in 2001. Also includes $42,619 in bonus compensation owed to Bauer, which Bauer has agreed to defer receipt of until after the 2001 fiscal year.
(7) Includes $30,000 in deferred compensation, which was paid in 2001. Bauer was entitled to deferred compensation of $48,309 in fiscal year 1999. He waived
    $18,309 of such compensation.
(8) Under an employment agreement, we granted Bauer options to purchase
    1,500,000 shares of our common stock, valued at approximately $522,450 at the time of grant. These options are exercisable for five years from grant at $.30 per share.

OPTION GRANTS

The table below sets forth information concerning stock options granted during the fiscal year ended December 31, 2001 to the Named Executive Officer. The percentage of total stock options is based 164,502 stock options and warrants granted to officers, directors, and employees during the 2001 fiscal year.

-----------  --------------------  ------- ----------------  -----------  ---------------
             Number of Securities  Percent of Total Options
              Underlying Options   Granted to Employees in   Exercise of
                   Granted             Fiscal Year           Base Price   Expiration Date
Name                 (#)                                        ($/Sh)
-----------  --------------------  ------------------------  -----------  ---------------
Jason Bauer      1,500,000                     86%             $0.03025       5-12-06
-----------  --------------------  ------------------------  -----------  ---------------

OPTION EXERCISES AND VALUES FOR FISCAL 2001

The table below sets forth information concerning the value of unexercised stock options as of December 31, 2001 for the Named Executive Officer.

None of the options held by the Named Executive Officer were exercised in fiscal year 2001.

None of the options are deemed in-the-money in the table below because the fair market value of a share of common stock as of December 31, 2001 was less than the exercise price of the warrants. The last sale price of a share of our common stock of $0.01 on December 31, 2001 as reported by OTC Bulletin Board.

For purposes of the table below, options to purchase 1,500,000 granted pursuant to an amended employment agreement in March 2001 are deemed vested as of
December 31, 2001.

-----------  ----------------  --------  --------------------------  --------------------------
                                           Number of Unexercised       Value of Unexercised
                 Number of                 Securities Underlying       In-the-Money Options
             Shares Acquired    Value    Options at Fiscal Year End     at Fiscal Year End
Name            on Exercise    Realized
                                         --------------------------  --------------------------
                                         Exercisable  Unexercisable  Exercisable  Unexercisable
-----------  ----------------  --------  -----------  -------------  -----------  -------------
Jason Bauer         0             $0       3,000,000        0             $0           $0
-----------  ----------------  --------  -----------  -------------  -----------  -------------

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

EMPLOYMENT AGREEMENTS WITH NAMED EXECUTIVE OFFICER

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

Under the April 1999 agreement, he was granted options to purchase 1,500,000 shares of our common stock, exercisable for five years at $.30 per share and to vest only after we achieve certain corporate milestones. Options to purchase
1,200,000 shares vested as of April 2000, and options to purchase an additional
300,000 vested as of December 31, 2001 due to the achievement of the vesting criteria. These options are cumulative and are subject to anti-dilution rights.

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

Under the March 2001 agreement, he was granted additional options to purchase an additional 1,500,000 shares of our common stock. The exercise price for the options is $.03025 per share, based on 110% of the trading price of $0.0275 of the common stock on March 23, 2001. The options are to vest only after we achieve certain corporate milestones as follows:

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

These options are cumulative and are subject to anti-dilution rights. If any of these milestones are achieved in the same year, all of the options vest at the time the milestones are achieved. As of December 31, 2002, all 1,500,000 options granted pursuant to the amended employment agreement are deemed vested.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT.

(a) SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The table below sets forth, as of February 1, 2002, the shares of our common stock beneficially owned by each person, excluding management, known to us to be the beneficial owner of more than 5% of the outstanding shares of common stock.

All persons named in the table have the sole voting and dispositive power, unless otherwise indicated, with respect to common stock beneficially owned.
Beneficial ownership of shares of common stock that are acquirable within 60 days upon the exercise or conversion of convertible securities are listed separately, and for each person named in the table, the calculation of percent of class gives effect to those acquirable shares.

The following factors about certain shareholders should also be considered in reviewing the table:

    o   Each of Roseworth Group, Austost Anstalt Schaan, Balmore Funds, AMRO
        International, and Folkinburg Investments may not own more than 9.9% of our common stock at any time. That 9.9% limit on ownership is given effect to for purposes of beneficial computing ownership in the table below. The conversion rate of the debentures varies with the market price of our common stock, so the debentures could be converted into a substantially larger number of shares as the market price of our common stock drops. Each of the named shareholders could acquire a substantial additional number of shares upon the conversion of convertible debentures if the 9.9% limit does not apply.
    o   Roseworth Group is deemed a beneficial owner of 1,108,333 shares acquirable upon the exercise of common stock purchase warrants and
        451,703 shares acquirable upon the conversion of a portion of 4%
        convertible debentures with a principal amount of $650,000.
    o   Balmore Funds is deemed a beneficial owner of 973,142 shares acquirable upon the exercise of common stock purchase warrants and 586,894 shares acquirable upon the conversion of a portion of 4% convertible debentures with a principal amount of $475,000.
    o   Austost Anstalt Schaan is deemed a beneficial owner of 706,475 shares acquirable upon the exercise of common stock purchase warrants and
        853,561 shares acquirable upon the conversion of a portion of 4%
        convertible debentures with a principal amount of $375,000.
    o   AMRO International is deemed a beneficial owner of 101,202 shares acquirable upon the exercise of common stock purchase warrants and up to
        1,458,834 shares acquirable upon the conversion of a portion of 5%
        convertible debentures with a principal amount of $38,975.

---------------------------------- ------------------- -------------------- --------
Name and Address                    Amount and Nature   Additional Shares   Percent
of Beneficial Owner                of Beneficial Owner Acquirable Within 60 of Class
                                                               days
---------------------------------- ------------------- -------------------- --------
Roseworth Group Limited                     0               1,560,036         9.9%
     c/o Beacon Capital Management
     Harbour House
     2nd Floor
     Waterfront Drive
     Road Town, Tortola
     BVI
Balmore Funds, S.A.                         0               1,560,036         9.9%
     Trident Chambers
     Road Town, Tortola
     BVI
Austost Anstalt Schaan                      0               1,560,036         9.9%
     Landstrasse 163
     9494 Furstenweg
     Vaduz, Liechtenstein
AMRO International, S.A.                    0               1,560,036         9.9%
     Grossmuensterplatz 6
     Zurich, CH-8022, Switzerland
Peter Zorich                            2,409,747               0            17.0%
     418 Valley Rd.
     Montclair, NJ
---------------------------------- ------------------- -------------------- --------

(b) SECURITY OWNERSHIP OF MANAGEMENT

The table below sets forth, as of February 1, 2001, the shares of our common stock beneficially owned by each officer, by each director, and by all of our officers and directors as a group.

All persons named in the table have the sole voting and dispositive power, unless otherwise indicated, with respect to common stock beneficially owned.
Beneficial ownership of shares of common stock that are acquirable within 60 days upon the exercise or conversion of convertible securities are listed separately, and for each person named in the table, the calculation of percent of class gives effect to those acquirable shares.

---------------------------------- ------------------- -------------------- --------
Name and Address                    Amount and Nature   Additional Shares   Percent
of Beneficial Owner                of Beneficial Owner Acquirable Within 60 of Class
                                                               days
---------------------------------- ------------------- -------------------- --------
Jason Bauer                              2,389,747          3,000,000         31.3%
Victor Bauer                                   200                  0            *
All present officers and directors
  as a group (2 persons)                 2,389,947          3,000,000         31.3%
---------------------------------- ------------------- -------------------- --------
* Represents less than 1%.

The address of each of the persons named in the table above is Famous Fixins,
Inc., 250 West 57th Street, Suite 1112, New York, New York 10701.

(c) CHANGES IN CONTROL

There is no arrangement which may result in a change in control of Famous
Fixins.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On May 28, 1998, we completed the acquisition of FFNY, a privately-held New York corporation formed on November 29, 1995 in a transaction viewed as a reverse acquisition. Immediately prior to the acquisition, Jason Bauer was the
President, Chairman of the Board, and a principal of FFNY, and Peter Zorich was the Executive Vice President, Secretary, a director, and a principal of FFNY.
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

On October 19, 1999, we entered into agreements with AMRO International, S.A.,
Austost Anstalt Schaan and Balmore Funds, S.A. for the sale of a total of
$550,000 five percent convertible debentures and warrants to purchase 139,152 shares of common stock in transactions deemed to be exempt under Section 4(2) of the Securities Act of 1933. We received gross proceeds of $450,000 in October
1999, and an additional $100,000 in February 2000. The interest on the convertible debentures is payable quarterly and accrues from the date of issuance on the principal amount of the convertible debentures. The convertible debentures are due October 30, 2002. At our option, we may pay the interest on the convertible debentures in cash or in registered shares of common stock. The holders of the convertible debentures are entitled to convert the debentures into shares of common stock at a conversion price equal to the lower of 80% of the market price of the common stock or $0.55. If the conversion price of the common stock is less than $0.20 per share on any conversion date, we may elect to redeem the debentures in their entirety or to deliver to the holders either cash or common stock or a combination of cash and common stock. The amount of cash to be delivered upon such redemption or conversion shall equal the closing ask price on the conversion date or the date we give notice of redemption multiplied by the number of shares of common stock that would have been issued at the conversion price upon such conversion or redemption. The warrants are exercisable before October 30, 2004 at a purchase price of $.494 per share, which is 125% of the market price of the common stock on the closing date. At our expense, we filed a registration statement, which was declared effective on
February 8, 2000, under the Securities Act of 1933 for the resale of the shares of common stock issuable upon the conversion of the debentures and the exercise of the warrants, which registration statement is no longer current. Although we may so in the future, we are not presently in the process of preparing and seeking effectiveness of a current registration statement for the resale of shares underlying the debentures. Debentures with a principal of $38,975 remain outstanding. None of the warrants have been exercised.

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

o             principal in the amount of $500,000, of which $250,000 was provided by Roseworth Group, $125,000 was provided by Austost
              Anstalt Schaan, and $125,000 was provided by Balmore Funds; and
o             the surrender of outstanding 0% convertible debentures with a principal amount of $1,000,000, issued pursuant to the Convertible
              Debenture and Warrants Purchase Agreement, dated March 7, 2000, of which a principal amount of $400,000 was held by Roseworth Group
              Ltd., a principal amount of $250,000 was held by Austost Anstalt
              Schaan, and a principal amount of $350,000 washeld by Balmore
              Funds.

The 4% convertible debentures were due on August 7, 2001 with a 5% premium on the principal and the accrued unpaid interest. We have not yet paid the principal or interest. Semi-annual interest payments are due and payable on
December 1 and June 1 of each year, commencing with December 1, 2000. We entered into an equity line of credit transaction on October 31, 2000, for which the shares issuable upon drawdowns on the equity line are the subject of this registration statement. If we are unable to pay the amounts due on the maturity date but we can draw down on the equity line of credit, we are to draw down the maximum amount each draw down period to pay the investors the full amount due.
On or after the maturity date, the investors may convert the 4% convertible debentures into shares of common stock if a registration statement covering the shares underlying the debentures is not effective on the maturity date or if we do not draw down the maximum amount permitted each drawdown period under the equity line after this registration statement is effective. The conversion price shall equal the lesser of $0.054 or 85% of the average of the 5 lowest closing bid prices during the 22 trading days preceding the applicable conversion date.
The maximum number of shares of common stock that may be received upon the conversion of the debentures by any one holder is 9.9% of our then-outstanding common stock after the conversion, including any other shares of common stock held by the holder. The warrants to purchase 250,000 shares of common stock are exercisable before November 7, 2003 at a purchase price of per share of $0.0588.
Of these warrants, Roseworth Group owns warrants to purchase 108,333 shares,
Austost Anstalt Schaan owns warrants to purchase 62,500 shares, and Balmore
Funds owns warrants to purchase 79,167 shares. At the closing of the transaction, we received gross proceeds of $500,000, less payment to the escrow agent, Epstein Becker & Green P.C., of $10,000 for the investors' legal, administrative and escrow costs, and less payment of a 10% placement agent fee to Union Atlantic, L.C., which placement agent fee is net of payment to the escrow agent, Epstein Becker & Green P.C., of $5,000 for the investors' legal, administrative and escrow costs. We also issued to Union Atlantic, L.C. 75,000 shares of restricted common stock and a warrant to purchase 100,000 shares of common stock as part of the placement agent fee. The warrants are exercisable before November 7, 2003 at a purchase price per share of $0.0588. We agreed to include such securities to the placement agent in the registration statement for the resale of the common stock underlying the 4% convertible debentures and warrants. Under the agreements, we agreed to prepare and file a registration statement under the Securities Act for shares of common stock issuable upon the conversion of the convertible debentures and the warrants within 45 days of the closing date of the transaction. We agreed to use our best efforts to cause the registration statement to become effective within 90 days of the closing date or
5 days of SEC clearance to request acceleration of effectiveness. Although we submitted a registration statement in a timely matter, the registration statement was not declared effective. Although we may so in the future, we are not presently in the process of preparing and seeking effectiveness of a current registration statement for the resale of shares underlying the debentures and warrants.

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
the investor, Folkinburg Investments, has committed to provide us with up to $5 million as we request it over a 24 month period, in return for shares of common stock we issue to Folkinburg Investments. Subject to a maximum of 16 draws, once every 29 trading days, we may request a draw of up to $5 million of that money, however, no single draw can exceed $5 million. We must wait at least 7 trading days after each 22 trading day drawdown period before requesting another drawdown. The maximum amount we actually can draw down upon each request will be determined by 4.5% of the volume-weighted average daily price of our common stock for the 3 month period prior to our request and the total trading volume for the 3 months prior to our request. Each draw down must be for at least
$100,000. At the end of a 22-day trading period following the drawdown request, the final drawdown amount is determined based on the volume-weighted average stock price during that 22-day period. We then use the formulas contained in the common stock purchase agreement to determine the number of shares we will issue to Folkinburg Investments in return for that money. The per share dollar amount
Folkinburg Investments pays for our common stock for each drawdown includes a
17.5% discount to the average daily market price of our common stock for the
22-day period after our drawdown request, weighted by trading volume. Under the credlit line, we could receive the amount of the drawdown less an escrow agent fee equal to $1,500 per drawdown and less a 10% placement fee payable to the placement agent, Union Atlantic, L.C., which introduced Folkinburg Investments to us. In lieu of making a commitment to Folkinburg Investments to draw a minimum aggregate amount, on October 31, 2000, we issued to Folkinburg
Investments a stock purchase warrant to purchase up to 500,000 shares of our common stock and we also agreed to issue additional warrants to purchase a number of shares equal to 50% of the shares purchased by Folkinburg Investments on the settlement date of each drawdown. The warrants to purchase 500,000 shares of common stock have an exercise price per share of $0.0636, which equals 110%
of the volume-weighted average share price for the trading day prior to the date the warrants were issued, and expire on October 31, 2003. The additional warrants issuable at each settlement date will be exercisable for 35 calendar days and have an exercise price equal to the weighted average of the purchase prices of the common stock during the applicable settlement period. We agreed to file a registration statement under the Securities Act for shares of common stock issuable under the equity line of credit, including shares underlying warrants issued in connection with the equity line of credit, within 45 days of the closing date of the transaction. We agreed to use our best efforts to cause the registration statement to become effective within 90 days of the closing date or 5 days of SEC clearance to request acceleration of effectiveness.
Although we submitted a registration statement in a timely matter, the registration statement was not declared effective. Although we may so in the future, we are not presently in the process of preparing and seeking effectiveness of a current registration statement for the resale of shares underlying the credit line agreement. At the closing of the transaction, we paid the escrow agent, Epstein Becker & Green P.C., $10,000 for Folkinburg
Investments' legal, administrative and escrow costs.

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

Between September 2001 and December 2001, we loaned Jason Bauer an aggregate of
$21,570. The loan does not bear interest and is payable upon demand.

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
            Exhibit 9 of Registration Statement on Form 10-SB/A (Amendment No.
            3) filed on December 10, 1999.)
3(ii)       By-Laws (Incorporated by reference to Exhibit 10 of Registration
            Statement on Form 10-SB/A (Amendment No. 3) filed on December 10,
            1999.)
4.1         Convertible Debenture and Warrants Purchase Agreement between Famous
            Fixins, Inc. and AMRO International, S.A. dated as of October 19,
            1999 (Incorporated by reference to Exhibit 14 of Registration
            Statement on Form 10-SB/A (Amendment No. 3) filed on December 10,
            1999.)
4.2         Convertible Debenture and Warrants Purchase Agreement between Famous
            Fixins, Inc. and Austost Anstalt Schaan and Balmore Funds, S.A.
            dated as of October 19, 1999 (Incorporated by reference to Exhibit
            15 of Registration Statement on Form 10-SB/A (Amendment No. 3) filed on December 10, 1999.)
4.3         Convertible Debenture and Warrants Purchase Agreement between Famous
            Fixins, Inc. and Roseworth Group Ltd., Austost Anstalt Schaan, and
            Balmore Funds, S.A. dated as of March 7, 2000 Incorporated by reference to Exhibit 4.6 of Annual Report on Form 10-KSB filed on
            March 29, 2000.
4.4         Convertible Debenture and Warrants Purchase Agreement, dated as of
            October 27, 2000, between Famous Fixins, Inc. and Roseworth Group
            Ltd., Austost Anstalt Schaan and Balmore Funds, S.A. (Incorporated
            by reference to Exhibit 10.1 of Quarterly Report on Form 10-QSB/A
            filed on December 15, 2000.)
4.5         Common Stock Purchase Agreement, dated as of October 31, 2000, between Famous Fixins, Inc. and Folkinburg Investments Limited
            (Incorporated by reference to Exhibit 10.2 of Quarterly Report on
            Form 10-QSB/A filed on December 15, 2000.)

10.1        Employment Agreement for Jason Bauer (Incorporated by reference to
            Exhibit 17 of Registration Statement on Form 10-SB/A (Amendment No.
            3) filed on December 10, 1999.)
10.2        Amended Employment Agreement of Jason Bauer (Incorporated by
            reference to Exhibit 10.19 of Form 10-KSB filed on March 30, 2001).
10.3**      Form of Stock Option Agreement of Jason Bauer
10.4        Warrant Certificate of Michael Simon (Incorporated by reference to
            Exhibit 12 of Registration Statement on Form 10-SB/A (Amendment No.
            3) filed on December 10, 1999.)
10.5        Employment Agreement with Jody King-Cheifetz (Incorporated by reference to Exhibit 10.15 of Registration Statement on Form SB-2
            filed on July 20, 2000.)
10.6**      Form of Stock Option Agreement of Jody King-Cheifetz
10.7**      Form of Warrant Certificate of Jody King-Cheifetz
10.8**      Form of Warrant Certificate of Rich Seery
10.9**      Form of Warrant Certificate of Rich Seery
10.10       Lease Agreement (Incorporated by reference to Exhibit 18 of
            Registration Statement on Form 10-SB/A (Amendment No. 3) filed on
            December 10, 1999.)
10.11       Famous Fixins Corporation Media Trade Program Agreement
            (Incorporated by reference to Exhibit 10 of Quarterly Report on Form
            10-QSB filed on August 11, 2000).
10.12       License Agreement with Olympia Dukakis (Incorporated by reference to
            Exhibit 19 of Registration Statement on Form 10-SB/A (Amendment No.
            3) filed on December 10, 1999.)
10.13       Licensing Agreement between Famous Fixins, Inc., Olympia Dukakis and
            T. Marzetti Company (Incorporated by reference to Exhibit 10.2 of
            Form 10-QSB filed on May 15, 2001).
10.14       License Agreement with Hershey Foods Corporation, as Amended
            (Incorporated by reference to Exhibit 10.1 of Form 10-QSB filed on
            December 4, 2001).
10.15       License Agreement with MTV (Incorporated by reference to Exhibit
            10.2 of Form 10-QSB filed on December 4, 2001).
10.16       License Agreement with Marvel (Incorporated by reference to Exhibit
            10.3 of Form 10-QSB filed on December 4, 2001).
10.17       License Agreement with PRIMEDIA Magazine (Incorporated by reference to Exhibit 10.4 of Form 10-QSB filed on December 4, 2001).
10.18       License Agreement with Signatures Network, Inc. (Incorporated by reference to Exhibit 10.5 of Form 10-QSB filed on December 4, 2001).
10.19       License Agreement with Signatures Network, Inc. (Incorporated by reference to Exhibit 10.5 of Form 10-QSB filed on December 4, 2001).
10.20**     License Agreement with Bravado International Group Inc.
11**        Statement Concerning Computation of Per Share Earnings is hereby incorporated by reference to "Financial Statements" contained in this Form SB-2.
------
** Filed herewith

(b) Report on Form 8-K

None.

                                   SIGNATURES

    In accordance with Section 13 or 15(d) of the Securities Exchange Act of
1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       FAMOUS FIXINS, INC.

                                       By:  /s/ Jason Bauer
                                            ------------------------------
                                               Jason Bauer
                                               Chief Executive Officer
and President

Dated:  February 25, 2002

    In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

SIGNATURES          TITLE                                  DATE

/s/ Jason Bauer     Chairman of the Board, President,      February 25, 2002
---------------
Jason Bauer         Chief Executive Officer and Treasurer

/s/ Victor Bauer    Director                               February 25, 2002
----------------
Victor Bauer