Form 10QSB
period 2002-03-31
FAMOUS FIXINS INC
filed 2002-05-21
CIK 1052706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

        (Mark One)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

(212) 245-7773
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the 90 past days. YES [X] NO [  ]

As of March 31, 2002, the issuer had 20,360,179 shares of common stock, par value $.001 per share, outstanding.

Transitional Small Business Disclosure Format (check one): YES [ ] NO [X]

FAMOUS FIXINS, INC.

FORM 10-QSB FOR THE QUARTER ENDED MARCH 31, 2002

PART II.	OTHER INFORMATION
Item 2.	Changes in Securities	20
Item 5.	Other Information	20
Item 6.	Exhibits and Reports on Form 8-K	22

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

FAMOUS FIXINS, INC.

BALANCE SHEETS
(UNAUDITED)

                                                            MARCH 31,  DECEMBER 31,
                                                               2002       2001
                                                            ---------  -----------

                                   A S S E T S
                                   -----------

CURRENT ASSETS
--------------

   Cash and cash equivalents                                 $179,928   $233,906
   Accounts receivable, less $5,000 allowance
      for doubtful accounts                                   148,129     70,122
   Due from factor                                              2,358        --
   Merchandise inventory                                      106,660    145,255
   Unused barter credits - current portion                    124,960    124,960
   Prepaid expenses                                            36,582     55,551
   Due from officer/stockholder - noninterest bearing          21,570     21,570
                                                             --------   --------

     TOTAL CURRENT ASSETS                                     620,187    651,364
                                                             --------   --------

PLANT AND EQUIPMENT
-------------------

   Furniture and fixtures                                      15,804     15,804
   Machinery and equipment                                     28,777     28,777
                                                             --------   --------
                                                               44,581     44,581
     Less: Accumulated depreciation                            23,379     21,329
                                                             --------   --------

     NET PLANT AND EQUIPMENT                                   21,202     23,252
                                                             --------   --------

OTHER ASSETS
------------
   Deferred debenture issuance costs, net of accumulated
      amortization ($3,377 in 2002; $3,331 in 2001)                21         33
   Unused barter credits - noncurrent portion                  20,226     20,226
   Security deposits                                            6,482      6,482
                                                             --------   --------

     TOTAL OTHER ASSETS                                        26,729     26,741
                                                             --------   --------

                                                             $668,118   $701,357
                                                             ========   ========

See accompanying notes to financial statements.

FAMOUS FIXINS, INC.

BALANCE SHEETS (CONTINUED)
(UNAUDITED)

                                                            MARCH 31,  DECEMBER 31,
                                                               2002       2001
                                                            ---------  -----------

              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
              ----------------------------------------------

CURRENT LIABILITIES
-------------------

   5% convertible debentures, due October, 2002
      (principal amount - $33,975)                        $    33,879    $    33,850
   10% demand notes payable                                    27,500           --
   Accounts payable                                           334,680        226,473
   Accrued expenses                                            76,266        112,501
   Due to customers                                             4,394         30,772
   Deferred officer's compensation payable                    146,509        118,861
   Income taxes payable                                           580            580
   4% convertible debentures                                     --        1,575,000
                                                          -----------    -----------

     TOTAL CURRENT LIABILITIES                                623,808      2,098,037
                                                          -----------    -----------

LONG-TERM LIABILITIES
---------------------

   4% convertible debentures                                1,500,000           --
   Deferred rent                                               12,726          3,160
                                                          -----------    -----------

     TOTAL LONG-TERM LIABILITIES                            1,512,726          3,160
                                                          -----------    -----------

STOCKHOLDERS' EQUITY (DEFICIT)
------------------------------

   Common stock, $.001 par value per share:
      Authorized  25,000,000 shares
      Issued and outstanding
          20,360,179 shares in 2002;
          14,197,903 shares in 2001                            20,359         14,197
   Additional paid-in capital                               4,230,913      4,116,803
   Accumulated deficit                                     (5,650,688)    (5,506,840)
                                                          -----------    -----------
                                                           (1,399,416)    (1,375,840)
      Less: Unused advertising barter
                    credits issued in exchange
                   for common stock                           (24,000)       (24,000)
                Note receivable for common stock issued       (45,000)          --
                                                          -----------    -----------

     TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                  (1,468,416)    (1,399,840)
                                                          -----------    -----------

                                                          $   668,118    $   701,357
                                                          ===========    ===========

See accompanying notes to financial statements.

FAMOUS FIXINS, INC.

INTERIM STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                      THREE MONTHS ENDED
                                                          MARCH 31,
                                                    ----------------------

                                                      2002         2001
                                                    ---------    ---------

NET SALES                                           $ 351,394    $ 427,824
                                                    ---------    ---------

COST OF GOODS SOLD
   Merchandise inventory at beginning of year         145,255      321,116
   Purchases                                          188,292      168,764
   Other direct costs                                   4,021       28,762
                                                    ---------    ---------
                                                      337,568      518,642
      Less: Merchandise inventory at end of period    106,660      247,647
                                                    ---------    ---------

TOTAL COST OF GOODS SOLD                              230,908      270,995
                                                    ---------    ---------

GROSS PROFIT                                          120,486      156,829
                                                    ---------    ---------

OPERATING EXPENSES
   Selling expenses                                    41,276       68,890
   General and administrative expenses                281,979      351,845
   Loss on disposal of plant and equipment               --            883
                                                    ---------    ---------

TOTAL OPERATING EXPENSES                              323,255      421,618
                                                    ---------    ---------

OPERATING LOSS                                       (202,769)    (264,789)
                                                    ---------    ---------

OTHER INCOME (EXPENSE)
   Interest income                                        425           76
   Interest expense and financing costs               (15,924)     (17,026)
   Waiver of bond premium on 4% debentures             75,000         --
   Realized and unrealized loss on investments in
      marketable equity trading securities               --        (13,134)
                                                    ---------    ---------

TOTAL OTHER INCOME (EXPENSE)                           59,501      (30,084)
                                                    ---------    ---------

LOSS BEFORE PROVISION FOR INCOME TAXES               (143,268)    (294,873)

PROVISION FOR INCOME TAXES                                580          580
                                                    ---------    ---------

NET LOSS                                            $(143,848)   $(295,453)
                                                    =========    =========

BASIC NET LOSS PER COMMON SHARE                     $   (.009)   $   (.021)
                                                    =========    =========

See accompanying notes to financial statements.

FAMOUS FIXINS, INC.

INTERIM STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                    THREE MONTHS ENDED
                                                                         MARCH 31,
                                                                  ----------------------

                                                                    2002         2001
                                                                  ---------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                       $(143,848)   $(295,453)
   Adjustments to reconcile net loss to net cash used in
      operating activities:
         Noncash items:
            Depreciation                                              2,050        2,278
            Amortization and write-off of bond discounts and
               finance costs                                             41          534
            Deferred rent expense                                     9,566         (572)
            Waiver of bond premium on 4% debentures                 (75,000)        --
            Value of common stock issued for services
               received by the Company                                 --            360
            Value of warrants issued and amortized for services
               received by the Company                               28,649       58,242
            Realized and unrealized loss on investments in
               marketable equity trading securities                    --         13,134
            Loss on disposal of plant and equipment                    --            883
         (Increase) decrease in assets:
            Accounts receivable                                     (78,007)    (155,300)
            Due from factor                                          (2,358)        --
            Merchandise inventory                                    38,595       73,469
            Prepaid expenses                                         18,969       (4,175)
         Increase (decrease) in liabilities:
            Accounts payable and accrued expenses                   118,595      (26,813)
            Due to customers                                        (26,378)      24,239
            Taxes payable - other than on income                       --        (11,335)
            Deferred officer's compensation payable                  27,648        1,770
                                                                  ---------    ---------

NET CASH USED IN OPERATING ACTIVITIES
   (CARRIED FORWARD)                                                (81,478)      (8,139)
                                                                  ---------    ---------

                                  (CONTINUED)

See accompanying notes to financial statements.

FAMOUS FIXINS, INC.

INTERIM STATEMENTS OF CASH FLOWS (CONTINUED)
(UNAUDITED)

NET CASH USED IN OPERATING ACTIVITIES
   (BROUGHT FORWARD)                                            $ (81,478)   $  (8,139)
                                                                ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of marketable equity trading securities        --         64,444
                                                                ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayments of borrowing against investment in
      marketable equity trading securities                           --        (46,385)
   Proceeds of 10% demand notes payable                            27,500         --
                                                                ---------    ---------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                27,500      (46,385)
                                                                ---------    ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS              (53,978)       9,920

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                    233,906      343,164
                                                                ---------    ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                      $ 179,928    $ 353,084
                                                                =========    =========

Supplemental information about cash payments is as follows:
   Cash payments for interest                                   $    --      $   1,005
   Cash payments for income taxes                               $     580    $     580

Supplemental disclosure of noncash financing activities:
   Conversion of accrued interest payable to common stock       $  46,623    $    --
   Note receivable for common stock issued                      $  45,000    $    --

See accompanying notes to financial statements.

FAMOUS FIXINS, INC.

INTERIM STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
(UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2002

                                                                                                                       NOTE
                                                                                                        UNUSED      RECEIVABLE
                                              COMMON STOCK          ADDITIONAL                       ADVERTISING    FOR COMMON
                                              ------------           PAID-IN        ACCUMULATED         BARTER        STOCK
                                 TOTAL       SHARES     AMOUNT       CAPITAL          DEFICIT          CREDITS        ISSUED
                              -----------  ----------   -------     ----------      ------------       --------      --------

BALANCE (DEFICIT) -           $(1,399,840) 14,197,903   $14,197     $4,116,803      $(5,506,840)       $(24,000)     $    --
JANUARY 1, 2002

Value of warrants issued           28,649          --        --         28,649               --              --           --
and amortized for services
received

Issuance of common shares         46,623   4,662,276     4,662         41,961                --              --           --
on conversion of accrued
interest payable on 4%
convertible debentures

Issuance of common shares             --   1,500,000     1,500         43,500                --              --      (45,000)
on exercise of warrants

Net loss - Three months         (143,848)         --        --             --           (143,848)            --           --
ended March 31, 2002          -----------  ----------   -------     ----------      ------------       --------      --------

BALANCE (DEFICIT) -           $(1,468,416) 20,360,179   $20,359     $4,230,913      $(5,650,688)       $(24,000)     $(45,000)
MARCH 31, 2002                ===========  ==========   =======     ==========      ============       ========      ========

See accompanying notes to financial statements.

FAMOUS FIXINS, INC.

NOTES TO INTERIM FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2002

NOTE 1.   STATEMENT OF INFORMATION FURNISHED
          ----------------------------------

               The accompanying unaudited interim financial statements have been prepared  in  accordance  with  Form  10-QSB  instructions  and in the opinion of management  contains all  adjustments  (consisting  of only
          normal  recurring   adjustments)   necessary  to  present  fairly  the
          financial  position of Famous  Fixins,  Inc. as of March 31, 2002, the results of  operations  for the three  months ended March 31, 2002 and
          2001,  the  statements  of cash flows for the three months ended March
          31, 2002 and 2001, and the statement of stockholders' equity (deficit)
          for the three  months ended March 31,  2002.  These  results have been determined  on  the  basis  of  accounting  principles  and  practices generally accepted in the United States and applied  consistently with those  used  in  the  preparation  of  the  Company's  2001  financial statements.

               Certain information and footnote disclosures normally included in the  financial  statements  presented in  accordance  with  accounting principles generally accepted in the United States have been condensed or omitted. It is suggested that the accompanying financial statements be read in conjunction with the financial statements and notes thereto incorporated by reference in the Company's 2001 financial statements.

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          ------------------------------------------

               BUSINESS ACTIVITIES OF THE COMPANY
               ----------------------------------

                    The Company is a promoter and marketer of celebrity licensed consumer  products for sale in supermarkets,  other retailers and over the  Internet.  The  Company  develops,  markets  and  sells licensed  consumer  products  based on the diverse  professional, cultural  and  ethnic  backgrounds  of various  celebrities.  The
               Company  enters  into  licensing  agreements  with  high  profile celebrities and creates  consumer  products which include various product lines  consisting  of salad  dressings,  candy  products, cosmetic  products,  adhesive bandages and other novelty products
               endorsed  by  the  licensors.   The  Company  sells  directly  to
               customers  and also  utilizes  a  network  of  consumer  products brokers to distribute  its products  throughout the United States and Canada.  Third  party  manufacturers  produce  the  Company's various consumer products.

FAMOUS FIXINS, INC.

NOTES TO INTERIM FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2002

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

               STOCK-BASED COMPENSATION - WARRANTS
               -----------------------------------

                    The Company  accounts for warrants issued to purchase common stock in connection  with services  rendered to the Company using the fair value method  prescribed in SFAS No. 123 "Accounting for
               Stock-Based  Compensation".   Compensation  cost  for  all  stock
               warrants  issued by the Company is (a) measured at the grant date based on the fair value of the warrants and (b)  recognized  over the service  period.  Stock-based  compensation  cost  charged to operations for the three months ended March 31, 2002 was $28,649.

               MERCHANDISE INVENTORY
               ---------------------

                    Merchandise  inventory  is  stated  at the  lower of cost or market value on a first-in, first-out basis.

FAMOUS FIXINS, INC.

NOTES TO INTERIM FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2002

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
          ------------------------------------------

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

               IMPAIRMENT OF LONG-LIVED ASSETS
               -------------------------------

                    The Company follows the provisions of Statement of Financial
               Accounting   Standards  (SFAS)  No.  121,   "Accounting  for  the
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

               RECLASSIFICATIONS
               -----------------

                    Certain items have been  reclassified  in the 2001 financial statements  to conform to account  groupings  used for  financial reporting in 2002.

FAMOUS FIXINS, INC.

NOTES TO INTERIM FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2002

NOTE 3.   NET LOSS PER COMMON SHARE
          -------------------------

               Net loss per common  share was  calculated  under  SFAS No.  128,
          "Earnings per Share". Basic net loss per share is computed by dividing the net loss by the weighted average  outstanding shares of 16,251,995 and  13,957,264  for the three  months  ended March 31, 2002 and 2001, respectively.  No effect has been given to the  conversion of warrants and debentures to common stock inasmuch as such  conversions  would be anti-dilutive.

NOTE 4.   GOING CONCERN
          -------------

               The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The
          Company has incurred substantial losses from operations and has deficiencies in working capital and stockholders' equity at March 31,
          2002 which raise substantial doubt about its ability to continue as a going concern. The Company's ability to operate as a going concern is dependent upon its ability to continue to raise adequate capital and financing as may be required. The Company has entered into a
          "Settlement of Debts and Asset Purchase Agreement" as described in
          Note 5E and in connection therewith the bondholders of the Company's
          4% convertible debentures have extended the maturity date to May 8,
          2003 (See Note 5F). However, there can be no assurance that future capital contributions and/or financing will be sufficient for the
          Company to continue as a going concern or that it can achieve profitable operations in the future. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

FAMOUS FIXINS, INC.

NOTES TO INTERIM FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2002

NOTE 5.   SUMMARY OF SIGNIFICANT EVENTS OCCURRING DURING THE THREE MONTHS ENDED
          ---------------------------------------------------------------------
          MARCH 31, 2002
          --------------

               The  following  is a  summary  of the  significant  events  which occurred during the three months ended March 31, 2002:

               A.   On January 28,  2002,  the Company  borrowed an aggregate of
                    $27,500 from two lenders and issued  demand notes payable at an interest rate of 10% per annum. The 10% notes are payable on demand,  on or after June 15, 2002. The lenders include a
                    party   related  to  the   holders  of  its  4%   $1,500,000
                    convertible debentures and another unrelated party.

               B.   On February 13, 2002,  the Company  entered into an accounts receivable  factoring  agreement subject to a minimum annual
                    fee  of  $5,000.  Under  the  agreement,   the  Company  may
                    selectively  assign  and  sell  part or all of its  accounts
                    receivable,   subject  to  approval   by  the  factor.   The
                    transactions   with   the   factor   have   thus   far  been
                    insignificant.  The balance  due from the factor  under this arrangement is $2,358 at March 31, 2002.

               C.   On March 14, 2002 the Company issued 4,662,276 shares of its common stock upon conversion of $46,623 of accrued  interest on its 4% convertible debentures.

               D.   On March 27,  2002,  an  officer/stockholder  of the Company exercised  warrants to purchase  1,500,000  shares of common stock at an  exercise  price of $.03 per share.  In exchange for the  issuance of common  stock,  the Company  accepted a note receivable in the amount of $45,000,  bearing  interest of 6% per annum, due January 1, 2003.

               E.   On March 29, 2002, the Company entered into a "Settlement of
                    Debts and Asset  Purchase  Agreement"  pursuant to which the
                    Company  agreed to  divest  all of its  operations  and sell substantially  all  of  its  assets  and  certain  specified liabilities to Starbrand,  LLC in exchange for  cancellation of $450,000 of its 4% $1,500,000 convertible debentures. The members of Starbrand,  LLC will include certain stockholders of the  Company.  The  Company  expects to  consummate  this transaction in the near future.

               F.   On March 29,  2002,  the  bondholders  of the  Company's  4%
                    $1,500,000  convertible debentures have agreed to extend the maturity date to May 8, 2003.  Accordingly,  the Company has reclassified  the 4%  $1,500,000  debentures  as a long-term liability  in its  balance  sheet as at March 31,  2002.  In addition,  the  bondholders  have  agreed to waive a $75,000 bond premium payable in connection with the indebtedness.

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

Results of Operations

Sales for the three months ended March 31, 2002 decreased approximately 18% to $351,394 from $427,824 for the three months ended March 31, 2001. The decrease in sales for the three months ended March 31, 2002 is attributable to the slowdown in sales in connection with the gradual discontinuation of several product lines that were offered in the three months ended March 31, 2001.

Cost of goods sold for the three months ended March 31, 2002 was $230,908, approximately 66% of sales, as compared to $270,995, approximately 63% of sales, for the comparable period in fiscal year 2001. The decrease in the amount of the cost of goods sold for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001 is attributable to the discontinuation of several product lines that were offered for sale in the three months ended March 31, 2001. Total cost of goods sold are expected to increase in the next six months, because we will incur substantial costs in connection with the manufacturing, marketing and selling of up to two new product lines that are currently in the developmental stages and four new product lines that we introduced in the last quarter of 2001 and the first quarter of 2002.

Gross profit on sales for the three months ended March 31, 2002 was $120,486, a decrease of 23%, as compared to gross profit of $156,829 for the three months ended March 31, 2001. Gross profit was approximately 34% of sales for the three months ended March 31, 2002 as compared to gross profit as a percentage of sales for the three months ended March 31, 2001 of 37%. The decrease in the amount of gross profit is attributable to less sales resulting from the slowdown in sales in connection with the gradual discontinuation of several product lines that were offered in the three month period ended March 31, 2001.

For the three months ended March 31, 2002 as compared to the three months ended March 31, 2001, operating expenses decreased to $323,255 from $421,618, which represents a 23% decrease in operation expenses and an decrease to 92% of sales from 99% of sales. The decrease in our operating expenses for the three months ended March 31, 2002 is due mainly to a decrease in general and administrative expenses associated cost saving measures implemented by management. Operating expenses, particularly selling expenses, are expected to increase over the next six months as we introduce up to two new product lines that are currently in the developmental stages and we incur costs associated with the sales of four new product lines that we introduced in the last quarter of 2001 and the first quarter of 2002; however, operating expenses are expected to decrease as a percentage of total sales over time as our sales volume grows and as we incur less marketing and selling expenses as a percentage of sales for a particular product line.

For the three months ended March 31, 2002, we operated at a net loss of $(143,848), or a loss of $(0.009) per share basic, as compared to net loss of $(295,453), or a loss of $(0.021) per share basic for the three months ended March 31, 2001. The decrease in net loss for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001 is mainly due to a decrease in operating expenses associated with the gradual discontinuation of several product lines.

In the year ended December 31, 2001, we entered into six new license agreements for the introduction of six new products. We introduced four new product lines in the last quarter of 2001 and the first quarter of 2002, and we intend to introduce two new product lines in the next three to nine months. In fiscal year 2001, we reorganized our company personnel and our product offerings, including discontinuance of four product lines. While the addition of new product lines may also create liquidity issues and demands on our limited resources, it is anticipated that our focus on products that have potentially broad territorial appeal and licenses with longer license periods may have a favorable impact on income and liquidity.

Our food sales business is not seasonal in nature.

Inflation is not deemed to be a factor in our operations.

Financial Condition or Liquidity and Capital Resources

Financing Activities

To date, we have funded our operations through a line of credit, bank borrowings, and borrowings from, and issuances of warrants and sales of securities to, stockholders, and from operating revenues. Our inability to obtain sufficient credit and capital financing has limited our operations and growth from inception.

In October 1999, we entered into agreements pursuant to which certain investors agreed to purchase an aggregate of $550,000 principal amount of 5% convertible debentures due October 19, 2002 and 139,152 warrants to purchase shares of our common stock. At the initial closing date, we received gross proceeds of $450,000, and in February 2000, we received the remaining $100,000 when a registration statement in connection with the resale of the underlying common stock became effective. The warrants are exercisable between October 30, 1999 and October 30, 2004 at a purchase price of $.494 per share, which was 125% of the market price on the closing date. Through March 31, 2002, debenture holders have converted debentures with an aggregate of $526,032 in principal and interest into 3,136,279 shares of common stock. Debentures with a principal of $33,975 and interest thereon remain outstanding. None of the warrants have been exercised.

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

In October 2000, we entered into an agreement pursuant to which certain investors agreed to purchase an aggregate of $1,500,000 principal amount of 4% convertible debentures and warrants to purchase 250,000 shares of common stock. The principal amount of the 4% convertible debentures of $1,500,000 consists of principal in the amount of $500,000 and the surrender of outstanding 0% convertible debentures with a principal amount of $1,000,000 issued in March 2000. The warrants are exercisable before November 7, 2003 at a purchase price per share of $0.0588. At the closing of the transaction, we received gross proceeds of $500,000, less payment to the escrow agent of $10,000 for the investors’ legal, administrative and escrow costs, and less payment of a 10% placement agent fee. We also issued to the placement agent 75,000 shares of restricted common stock and a warrant to purchase 100,000 shares of common stock as part of the placement agent fee. The warrants are exercisable before November 7, 2003 at a purchase price per share of $0.0588.

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

Since August 7, 2001, the 4% debenture holders may elect to convert the 4% convertible debentures into shares of common stock because a registration statement for the equity line of credit was not effective on the August 7, 2001 maturity date and because we are not able to draw down the maximum amount permitted each month under the equity line under an effective equity line of credit registration statement. The conversion price shall equal the lesser of $0.054 or 85% of the average of the 5 lowest closing bid prices during the 22 trading days preceding the applicable conversion date. At the 4% debenture holders’ election, we shall redeem the 4% convertible debentures, including interest and a redemption premium of 30%, using up to 50% of the net proceeds received pursuant to the equity line of credit and any other equity financing permitted under the agreement, and all proceeds received in an equity financing not permitted under the future financing restrictions.

The 4% convertible debentures matured unpaid on August 7, 2001 with a 5% premium on the principal and the accrued unpaid interest. In March 2002, the terms of the 4% convertible debentures were amended to extend the due date for the debentures until May 8, 2003 and to waive any premiums or penalties that may have been incurred in connection the original due date having passed. In March 2002, the 4% convertible debenture holders converted accrued interest with an aggregate amount of $46,623 into 4,662,276 shares. None of the principal amount or other accrued interest have been repaid or converted into shares of common stock, and none of the warrants have been exercised.

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

Subject to a maximum of 16 draws, once every 29 trading days, we may request a draw of up to $5 million under the equity line, however, no single draw can exceed $5 million. We must wait at least 7 trading days after each 22 trading day drawdown period before requesting another drawdown. The maximum amount we actually can draw down upon each request will be determined by 4.5% of the volume-weighted average daily price of our common stock for the 3 month period prior to our request and the total trading volume for the 3 months prior to our request. Each draw down must be for at least $100,000.

The number of shares registered under the registration statement for the resale of the common stock upon each drawdown under the equity line may limit the amount of money we receive under the common stock purchase agreement. Moreover, the funds we may receive could be further limited by a provision of the common stock purchase agreement that prevents us from issuing shares to the investor to the extent the investor would beneficially own more than 9.9% of our then outstanding common stock.

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

In January 2002, we entered into promissory notes of $27,500 with interest at a rate of 10% per year to pay for current business expenses. Beginning June 15, 2002, the notes become payable on demand.

In February 2002, we entered into an accounts receivable factoring agreement subject to a minimum annual fee of $5,000. Under the agreement, we may selectively assign and sell part or all of its accounts receivable, subject to approval by the factor. At March 31, 2002, $2,358 is due from the factor under this arrangement.

Barter Credits

In 1998, we issued shares of our common stock for a barter credit with an initial amount of $125,000 in connection with future radio spot advertisements and other services. We recovered $75,000 of the barter credit in 2000. In 2001, we utilized $2,550 of the remaining barter credit balance of $50,000. We estimate that we will be unlikely to utilize a portion of the remaining balance of the credit. We recorded an impairment charge of $23,450 in 2001, representing the difference between the carrying amount and the fair value, based on management’s estimate of the discounted cash flows, of the remaining credit. The adjusted carrying amount of this credit as at March 31, 2002 is $24,000.

In March 2000, we entered into an agreement to sell certain merchandise products in exchange for a $457,104 trade credit to purchase future television, radio and other advertising mediums as well as such services as warehousing, hotel rooms, airline tickets and office equipment on a barter basis over a maximum period of four years. In April 2000, we delivered merchandise with an estimated fair value of $302,471 to the barter company in connection with the trade credit commitment. We recorded the credit on the basis of the $302,471 estimated fair value of the transferred merchandise. In the third quarter of 2001, we recorded an impairment charge of $157,285 to write-down the carrying amount of the unused barter credit to a net realizable value of $145,186 based upon management’s estimate of the expected future discounted cash flows. Through March 31, 2002, no portion of the credit entitlement was used. The credit agreement expires in March 2004, after giving effect to our option to extend the agreement for one year.

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

We believe we will be able to utilize all of these barter credits prior to their expiration, thereby realizing the benefit of the credits. We have obtained documentation from the barter company outlining various vendors who are participants in the barter program, a number of whom are expected to be utilized by us either for advertising or other programs. We assessed the viability of the barter company by: (a) calling the Better Business Bureau to check the barter company’s status; (b) obtaining comfort with management integrity through communications including confirmation of available balances; and (c) obtaining a Dun & Bradstreet Credit report on the barter company.

There have been discussions between the parties pursuant to which an advertising program of approximately $132,000 was being developed for utilization in 2002. We have been working with the barter company to make arrangements to use the credits over a period of the remaining contract period by placing ads with several publishing companies.

Going Concern Comment

The auditors’ report to our financial statements for the year ended December 31, 2001 cites factors that raise substantial doubt about our ability to continue as a going concern. The factors include that we have incurred substantial operating losses since inception of operations and as at December 31, 2001 reflect deficiencies in working capital and stockholders’ equity. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Management's Plan of Action

The primary issues management has focused on to address the going concern matter included:

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

We earlier believed that the funds from the 4% convertible debentures, in conjunction with revenues from our operations, would be sufficient to fund our operations for several months in 2002, subject to our ability to resolve the repayments due on maturity of existing obligations, including the 4% convertible debentures with a principal amount of $1.5 million which matured on August 7, 2001 without repayment. Despite the best efforts of management to increase revenues and to reduce costs by significantly altering the product lines and by decreasing certain operating expenses during the fiscal year ended December 31, 2001, we sustained losses from operations during the year ended December 31, 2001 of $(1,020,966) and we had negative working capital of approximately $(1,447,000) as of year end 2001, and we sustained losses from operations during the three months ended March 31, 2002 of $(143,848) and we had negative working capital of approximately $(3,621) as of March 31, 2002.

We explored various options to obtain financing and to resolve our existing debt burden, including by means of merger, consolidation, sale of assets, reorganization or restructuring. In September 2001, we hired a financial advisor on an exclusive basis to assist us in strategic and financial planning matters. In January 2002, we entered into promissory notes to pay for immediate business needs. In February 2002, we entered into an accounts receivable factoring agreement.

Despite efforts by management, we were unable to raise the required additional capital to finance our operations in their present form, in part due to our debt burdens.

On March 29, 2002, we entered into a Settlement of Debts and Asset Purchase Agreement with Starbrand, LLC, pursuant to which Starbrand agreed to acquire substantially all of our assets, properties and business in exchange for the assumption of certain of our liabilities. The assets to be transferred and the liabilities to be assumed had an approximate value of $725,000, and $938,000, respectively, at December 31, 2001. Based upon the structure of the Settlement of Debts and Asset Purchase Agreement, immediately following the closing of the transfer, we will retain assets with an estimated value of $33 as of December 31, 2001 and no business operations and will retain liabilities estimated to be approximately $1,163,000 as of December 31, 2001, consisting mostly of certain outstanding debentures, plus possible liabilities with respect to certain unasserted claims against us. The Settlement of Debts and Asset Purchase Agreement specifically provides that we shall retain all claims for tax refunds, tax loss carry forwards or carrybacks or tax credits of any kind applicable to our business prior to the closing of the asset purchase agreement. As of December 31, 2001, we had net operating loss carry forwards of approximately $2,426,000, all of which expire by 2021. Without future profits, such tax losses are of limited or no value. The liabilities that will not be assumed by Starbrand consist primarily of: principal amount of $1,050,000 of our 4% convertible debentures, in the aggregate, owned by Roseworth Group Limited, Balmore Funds, S.A. and Austost Anstalt Schaan, including accrued interest on $1,500,000 of the debentures; principal amount of $33,975 of our 5% convertible debentures owned by AMRO International, S.A., including accrued interest; and promissory notes issued in 2002, as of March 31, 2002, totaling $27,500.

We anticipate the closing of the transaction to occur in the near future. Because, subsequent to the closing, we will not have any business or tangible assets with which to generate revenue, we will not have any means to satisfy our liabilities or obligations unless and until we are able to raise additional capital or acquire a business. Although the sale of assets provides for the assumption by Starbrand of significant operating liabilities of Famous Fixins, we will remain contingently responsible for the satisfaction of such liabilities and there can be no assurance that such liabilities will be satisfied.

After the closing of the transaction, we will be actively seeking to raise capital and acquire a new business. We do not presently have any such plans and there can be no assurance that raising such capital or acquiring a new business will be possible. If new capital should become available or we acquire a new business, the financing or acquisition is likely to result in immediate and substantial dilution to our presently existing shareholders.

PART II.   OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES

In October 2000, we entered into agreements, dated as of October 27, 2000, for the sale of 4% convertible debentures with a principal amount of $1,500,000 and warrants to purchase 250,000 shares of common stock with Roseworth Group Ltd., Austost Anstalt Schaan and Balmore S.A. The transaction closed on November 7, 2000. The principal amount of the 4% convertible debentures was $1,500,000, consisting of: principal in the amount of $500,000, of which $250,000 was provided by Roseworth Group, $125,000 was provided by Austost Anstalt Schaan, and $125,000 was provided by Balmore Funds; and the surrender of outstanding 0% convertible debentures with a principal amount of $1,000,000, issued pursuant to the Convertible Debenture and Warrants Purchase Agreement, dated March 7, 2000, of which a principal amount of $400,000 was held by Roseworth Group Ltd., a principal amount of $250,000 was held by Austost Anstalt Schaan, and a principal amount of $350,000 was held by Balmore Funds. The investors have the right to convert the interest into shares of common stock based on the average of the 5 lowest closing bid prices of the common stock over a 22 trading day period immediately prior to the interest payment date. The warrants are exercisable before November 7, 2003 at a purchase price per share of $0.0588. We agreed to enter into an equity line of credit type of transaction within 10 days of this transaction. If we are unable to pay the amounts due on the maturity date but we can draw down on the equity line of credit, we are to draw down the maximum amount each draw down period to pay the investors the full amount due. To date, we are unable to draw down upon the equity line of credit. Beginning August 7, 2001, the investors may convert the 4% convertible debentures into shares of common stock because a registration statement for the equity line of credit was not effective on the maturity date and because we are not able to draw down the maximum amount permitted each month under the equity line under an effective equity line of credit registration statement. The conversion price shall equal the lesser of $0.054 or 85% of the average of the 5 lowest closing bid prices during the 22 trading days preceding the applicable conversion date. At the investors’ election, we shall redeem the 4% convertible debentures, including interest and a redemption premium of 30%, using up to 50% of the net proceeds received pursuant to the equity line of credit and any other equity financing permitted under the agreement, and all proceeds received in an equity financing not permitted under the future financing restrictions. At the closing of the transaction, we received gross proceeds of $500,000, less payment to the escrow agent of $10,000 for the investors’ legal, administrative and escrow costs, and less payment of a 10% placement agent fee. We also issued to the placement agent 75,000 shares of restricted common stock and a warrant to purchase 100,000 shares of common stock as part of the placement agent fee. The warrants are exercisable before November 7, 2003 at a purchase price per share of $0.0588. The 4% convertible debentures matured unpaid on August 7, 2001 with a 5% premium on the principal and the accrued unpaid interest. To date, we have not paid any accrued interest in cash. In March 2002, the agreements were amended to extend the due date for the debentures until May 8, 2003 and to waive any penalties incurred in connection the original due date for the debentures having occurred. In March 2002, debenture holders have converted accrued interest with an aggregate of $46,623 of accrued interest into 4,662,276 shares. None of the principal amount have been converted, and none of the warrants have been exercised.

On March 27, 2002, Jason Bauer exercised options to purchase 1,500,000 shares of common stock. The options were granted in March 2001, pursuant to an amended employment agreement, effective April 12, 2001, to serve as President and Chief Executive Officer. The exercise price was $.03 per share, and was paid for by a promissory note to Famous Fixins bearing interest at a rate of 6% per year. At the closing of the Settlement of Debts and Asset Purchase Agreement, the promissory note will be assumed by Starbrand.

ITEM 5.   OTHER INFORMATION

In March 2002, the holders of a majority of the shares of our outstanding common stock approved in writing an amendment to our Certificate of Incorporation to increase our authorized capital from 25, 000,000 shares to 200,000,000 shares. We intend to file an amendment to our certificate of incorporation to reflect the shareholder action in the near future.

On March 29, 2002, we entered into a Settlement of Debts and Asset Purchase Agreement with Starbrand, LLC, pursuant to which Starbrand agreed to acquire substantially all of our assets, properties and business in exchange for the assumption of certain of our liabilities. The assets to be transferred and the liabilities to be assumed had an approximate value of $725,000, and $938,000, respectively, at December 31, 2001. We anticipate the closing to occur in the near future.

The Settlement of Debts and Asset Purchase Agreement specifically provides that we shall retain all claims for tax refunds, tax loss carry forwards or carrybacks or tax credits of any kind applicable to our business prior to the closing of the asset purchase agreement. As of December 31, 2001, we had net operating loss carry forwards of approximately $2,426,000, all of which expire by 2021. Without future profits, such tax losses are of limited or no value. The liabilities that will not be assumed by Starbrand consist primarily of:

o	principal amount of $1,050,000 of our 4% convertible debentures, in the aggregate, owned by Roseworth Group Limited, Balmore Funds, S.A. and Austost Anstalt Schaan, including accrued interest on $1,500,000 of the debentures;
o	principal amount of $33,975 of our 5% convertible debentures owed by AMRO International, S.A.,including accrued interest; and
o	promissory notes issued in 2002, as of March 31, 2002, totaling $27,500.

The increase in authorized capital and the transaction for the settlement of debts and the transfer of assets were approved in writing by the holders of a majority of the shares of our then outstanding common stock in accordance with the provisions of Section 615 of the New York Business Corporation Law. The names of these shareholders and the number of shares owned by them were as follows:

o	Jason Bauer, 3,889,747 shares or 19.1% of the issued and outstanding shares;
o	Peter Zorich, 2,409,747 shares or 11.8% of the issued and outstanding shares;
o	Roseworth Group Ltd., 1,544,092 shares or 7.6% of the issued and outstanding shares;
o	Austost Anstalt Schaan, 1,544,092 shares or 7.6% of the issued and outstanding shares; and
o	Balmore Funds, S.A., 1,544,092 shares or 7.6% of the issued and outstanding shares.

At the time of the approval, the aggregate of these shares constituted 53.7% of the then outstanding shares of common stock.

Starbrand, LLC is a newly formed Delaware entity with no current operations. Starbrand agreed to acquire substantially all of our assets, properties and business in exchange for the assumption of certain of our liabilities. The assets to be transferred and the liabilities to be assumed had an approximate value of $725,000, and $938,000, respectively, as at December 31, 2001. The liabilities assumed by Starbrand includes the principal amount of $450,000 of 4% convertible debentures issued by Famous Fixins. Jason Bauer, our current officer and director, intends to resign upon the closing of the transaction, and will initially manage Starbrand. Certain persons who voted in favor of this transaction have a beneficial or equity interest in Starbrand, including Bauer, Roseworth Group Ltd., Austost Anstalt Schaan, and Balmore Funds, S.A. Starbrand is seeking funding in order to continue the assumed business.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits.

The following exhibits are filed with this report:

Exhibit Number	Description of Exhibit

Exhibit 2	Form of Settlement of Debt and Asset Purchase Agreement
Exhibit 11	Statement Concerning Computation of Per Share Earnings is hereby incorporated by reference to “Financial Statements” of Part I - Financial Information, Item 1 – Financial Statements, contained in this Form 10-QSB.

(b)   Reports on Form 8-K.

None.

SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FAMOUS FIXINS, INC.

Dated: May 21, 2002	By: /s/ Jason Bauer Jason Bauer Chief Executive Officer and President