Form 10QSB
period 2002-06-30
FAMOUS FIXINS INC
filed 2002-09-13
CIK 1052706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

        (Mark One)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________.

Commission file number: 0-27219

FAMOUS FIXINS, INC.
(Name of small business issuer in its charter)

New York (State or other jurisdiction of incorporation or organization)	13-3865655 (I.R.S. Employer Identification No.)

1325 Howard Ave. #422, Burlingame, CA 94010
(Address of principal executive offices)

(650) 340-9585
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the 90 past days. YES [X] NO [  ]

As of June 30, 2002, the issuer had 20,360,179 shares of common stock, par value $.001 per share, outstanding.

Transitional Small Business Disclosure Format (check one): YES [ ] NO [X]

FAMOUS FIXINS, INC.

FORM 10-QSB FOR THE QUARTER ENDED JUNE 30, 2002

TABLE OF CONTENTS

                                                                            Page

PART I.      FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS                                            3

             BALANCE SHEETS AS OF JUNE 30, 2002 AND DECEMBER 31, 2001        3
             INTERIM STATEMENTS OF OPERATIONS FOR THE THREE MONTHS AND
                  SIX MONTHS ENDED JUNE 30, 2002 AND JUNE 30, 2001           5
             INTERIM STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED
                   JUNE 30, 2002 AND 2001                                    6
             INTERIM STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) FOR THE
                   SIX MONTHS ENDED JUNE 30, 2002                            8
             NOTES TO INTERIM FINANCIAL STATEMENTS FOR THE SIX MONTHS
                   ENDED JUNE 30, 2002                                       9

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS                                      14

PART II.     OTHER INFORMATION

ITEM 2.      CHANGES IN SECURITIES                                          20

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS            21

ITEM 5.      OTHER INFORMATION                                              21

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K                               22

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

FAMOUS FIXINS, INC.

BALANCE SHEETS
(UNAUDITED)

                                                          JUNE 30,     DECEMBER 31,
                                                            2002          2001
                                                          --------     ------------

                                   A S S E T S
                                   -----------

CURRENT ASSETS
--------------

   Cash and cash equivalents                              $   --       $    233,906
   Accounts receivable, less allowance
      for doubtful accounts of $5,000 in 2001                 --             70,122
   Merchandise inventory                                      --            145,255
   Unused barter credits - current portion                    --            124,960
   Prepaid expenses                                           --             55,551
   Due from officer/stockholder - noninterest bearing         --             21,570
                                                          --------     ------------

     TOTAL CURRENT ASSETS                                     --            651,364
                                                          --------     ------------

PLANT AND EQUIPMENT
-------------------

   Furniture and fixtures                                     --             15,804
   Machinery and equipment                                    --             28,777
                                                          --------     ------------
                                                                             44,581
     Less: Accumulated depreciation                           --             21,329
                                                          --------     ------------

     NET PLANT AND EQUIPMENT                                  --             23,252
                                                          --------     ------------

OTHER ASSETS
------------

   Deferred debenture issuance costs, net of accumulated
      amortization ($3,389 in 2002; $3,365 in 2001)              9               33
   Unused barter credits - noncurrent portion                 --             20,226
   Security deposits                                          --              6,482
                                                          --------     ------------

     TOTAL OTHER ASSETS                                          9           26,741
                                                          --------     ------------

                                                          $      9     $    701,357
                                                          ========     ============

See accompanying notes to financial statements.

FAMOUS FIXINS, INC.

BALANCE SHEETS (CONTINUED)
(UNAUDITED)

                                                       JUNE 30,     DECEMBER 31,
                                                         2002            2001
                                                      -----------    -----------

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

CURRENT LIABILITIES
-------------------

   4% convertible debentures, due May, 2003           $ 1,050,000    $ 1,575,000
   5% convertible debentures, due October, 2002
      (principal amount - $33,975)                         33,908         33,850
   10% demand notes payable                                48,783           --
   Accounts payable                                          --          226,473
   Accrued expenses                                        64,461        112,501
   Due to customers                                          --           30,772
   Deferred officer's compensation payable                   --          118,861
   Income taxes payable                                       580            580
                                                      -----------    -----------

     TOTAL CURRENT LIABILITIES                          1,197,732      2,098,037
                                                      -----------    -----------

LONG-TERM LIABILITIES
---------------------

   Deferred rent                                             --            3,160
                                                      -----------    -----------

     TOTAL LONG-TERM LIABILITIES                             --            3,160
                                                      -----------    -----------

STOCKHOLDERS' EQUITY (DEFICIT)
------------------------------

   Common stock, $.001 par value per share:
      Authorized         25,000,000 shares
      Issued and outstanding
          20,360,179 shares in 2002;
          14,197,903 shares in 2001                        20,359         14,197
   Additional paid-in capital                           4,476,567      4,116,803
   Accumulated deficit                                 (5,694,649)    (5,506,840)
                                                      -----------    -----------
                                                       (1,197,723)    (1,375,840)
      Less: Unused advertising barter
                    credits issued in exchange
                   for common stock                          --          (24,000)
                                                      -----------    -----------

     TOTAL STOCKHOLDERS' EQUITY (DEFICIT)              (1,197,723)    (1,399,840)
                                                      -----------    -----------

                                                      $         9    $   701,357
                                                      ===========    ===========

See accompanying notes to financial statements.

FAMOUS FIXINS, INC.

INTERIM STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                     THREE MONTHS ENDED             SIX MONTHS ENDED
                                                          JUNE 30,                      JUNE 30,
                                                 --------------------------    --------------------------

                                                    2002           2001           2002           2001
                                                 -----------    -----------    -----------    -----------

NET SALES                                        $    77,487    $   870,158    $   428,881    $ 1,297,982
                                                 -----------    -----------    -----------    -----------

COST OF GOODS SOLD
------------------
   Merchandise inventory at beginning of year        106,660        247,647        145,255        321,116
   Purchases                                          77,632        386,379        265,924        555,143
   Other direct costs                                  1,818          8,557          5,839         37,319
                                                 -----------    -----------    -----------    -----------
                                                     186,110        642,583        417,018        913,578
      Less: Merchandise inventory at end
                  of period                          111,805        159,156        111,805        159,156
                                                 -----------    -----------    -----------    -----------

TOTAL COST OF GOODS SOLD                              74,305        483,427        305,213        754,422
                                                 -----------    -----------    -----------    -----------

GROSS PROFIT                                           3,182        386,731        123,668        543,560
                                                 -----------    -----------    -----------    -----------

OPERATING EXPENSES
------------------
   Selling expenses                                  (10,491)       137,036         30,785        205,926
   General and administrative expenses               290,582        342,902        572,561        694,747
   Impairment charge - unused barter credits         119,186           --          119,186           --
   Loss on disposal of plant and equipment              --             --             --              883
                                                 -----------    -----------    -----------    -----------

TOTAL OPERATING EXPENSES                             399,277        479,938        722,532        901,556
                                                 -----------    -----------    -----------    -----------

OPERATING LOSS                                      (396,095)       (93,207)      (598,864)      (357,996)
                                                 -----------    -----------    -----------    -----------

OTHER INCOME (EXPENSE)
----------------------
   Gain on sale of net assets                        373,921           --          373,921           --
   Interest income                                       770          1,407          1,195          1,483
   Interest expense and financing costs              (22,557)       (15,829)       (38,481)       (32,855)
   Waiver of bond premium on 4% debentures              --             --           75,000           --
   Realized and unrealized loss on investments
      in marketable equity trading securities           --             --             --          (13,134)
                                                 -----------    -----------    -----------    -----------

TOTAL OTHER INCOME (EXPENSE)                         352,134        (14,422)       411,635        (44,506)
                                                 -----------    -----------    -----------    -----------

LOSS BEFORE PROVISION FOR
   INCOME TAXES                                      (43,961)      (107,629)      (187,229)      (402,502)

PROVISION FOR INCOME TAXES                              --             --              580            580
                                                 -----------    -----------    -----------    -----------

NET LOSS                                         $   (43,961)   $  (107,629)   $  (187,809)   $  (403,082)
                                                 ===========    ===========    ===========    ===========

BASIC NET LOSS PER COMMON SHARE                  $     (.002)   $     (.008)   $     (.010)   $     (.029)
                                                 ===========    ===========    ===========    ===========

See accompanying notes to financial statements.

FAMOUS FIXINS, INC.

INTERIM STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                     SIX MONTHS ENDED
                                                                          JUNE 30,
                                                                  ----------------------

                                                                     2002        2001
                                                                  ---------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                       $(187,809)   $(403,082)
   Adjustments to reconcile net loss to net cash used in
      operating activities:
         Noncash items:
            Depreciation                                              3,418        4,379
            Amortization and write-off of bond discounts and
               finance costs                                             82          877
            Deferred rent expense                                     9,349       (1,146)
            Waiver of bond premium on 4% debentures                 (75,000)        --
            Value of common stock issued for services
               received by the Company                                 --            360
            Value of warrants issued and amortized for services
               received by the Company                              274,303      101,611
            Realized and unrealized loss on investments in
               marketable equity trading securities                    --         13,134
            Loss on disposal of plant and equipment                    --            883
            Gain on sale of net assets                             (373,921)        --
            Impairment charge - unused barter credits               119,186        7,049
            Interest expense paid by issuance of common stock          --            397
         (Increase) decrease in assets:
            Accounts receivable                                      19,869       66,751
            Merchandise inventory                                    33,450      161,960
            Prepaid expenses                                         23,019       10,853
         Increase (decrease) in liabilities:
            Accounts payable and accrued expenses                   (35,395)      36,232
            Due to customers                                        (26,378)      27,138
            Taxes payable - other than on income                       --        (11,335)
            Deferred officer's compensation payable                  34,857      (18,091)
                                                                  ---------    ---------

NET CASH USED IN OPERATING ACTIVITIES
   (CARRIED FORWARD)                                               (180,970)      (2,030)
                                                                  ---------    ---------

                                  (CONTINUED)

See accompanying notes to financial statements.

FAMOUS FIXINS, INC.

INTERIM STATEMENTS OF CASH FLOWS (CONTINUED)
(UNAUDITED)

                                                                        SIX MONTHS ENDED
                                                                            JUNE 30,
                                                                     ----------------------

                                                                        2002        2001
                                                                     ---------    ---------

NET CASH USED IN OPERATING ACTIVITIES
   (BROUGHT FORWARD)                                                 $(180,970)   $  (2,030)
                                                                     ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of marketable equity trading securities             --         64,444
                                                                     ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash paid under agreement to divest operations and
      sell net assets                                                 (101,719)        --
   Proceeds of 10% demand notes payable                                 48,783         --
   Repayments of borrowing against investment in
      marketable equity trading securities                                --        (46,385)
                                                                     ---------    ---------

NET CASH USED IN FINANCING ACTIVITIES                                  (52,936)     (46,385)
                                                                     ---------    ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                  (233,906)      16,029

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                         233,906      343,164
                                                                     ---------    ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                           $    --      $ 359,193
                                                                     =========    =========

Supplemental information about cash payments is as follows:
   Cash payments for interest                                        $    --      $   1,005
   Cash payments for income taxes                                    $     580    $     580

Supplemental disclosure of noncash financing activities:
   Conversion of accrued interest payable to common stock            $  46,623    $    --
   Note receivable for common stock issued                           $  45,000    $    --
   Conversion of debentures to common stock                          $    --      $   5,397

See accompanying notes to financial statements.

FAMOUS FIXINS, INC.

INTERIM STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
(UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2002

                                                                                                                       NOTE
                                                                                                        UNUSED      RECEIVABLE
                                              COMMON STOCK          ADDITIONAL                       ADVERTISING    FOR COMMON
                                              ------------           PAID-IN        ACCUMULATED         BARTER        STOCK
                                 TOTAL       SHARES     AMOUNT       CAPITAL          DEFICIT          CREDITS        ISSUED
                              -----------  ----------   -------     ----------      ------------       --------      --------

BALANCE (DEFICIT) -           $(1,399,840) 14,197,903   $14,197     $4,116,803      $ (5,506,840)      $(24,000)     $     --
JANUARY 1, 2002

Value of warrants issued          274,303          --        --        274,303                --             --            --
and amortized for services
received

Issuance of common shares          46,623   4,662,276     4,662         41,961                --             --            --
on conversion of accrued
interest payable on 4%
convertible debentures

Issuance of common shares              --   1,500,000     1,500         43,500                --             --       (45,000)
on exercise of warrants

Sale of note receivable to
Starbrand, LLC (see Note 5F)       45,000          --        --             --                --             --        45,000

Net loss - Six months            (163,809)         --        --             --          (187,809)        24,000            --
ended June 30,  2002          -----------  ----------   -------     ----------      ------------       --------      --------

BALANCE (DEFICIT) -           $(1,197,723) 20,360,179   $20,359     $4,476,567      $ (5,694,649)      $     --      $     --
JUNE 30, 2002                 ===========  ==========   =======     ==========      ============       ========      ========

See accompanying notes to financial statements.

FAMOUS FIXINS, INC.

NOTES TO INTERIM FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2002

NOTE 1.     STATEMENT OF INFORMATION FURNISHED
            ----------------------------------

                The accompanying unaudited interim financial statements have been prepared in accordance with Form 10-QSB instructions and in the opinion of management contains all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Famous Fixins, Inc. as of June 30, 2002, the results of operations for the three months and six months ended June
            30, 2002 and 2001, the statements of cash flows for the six months ended June 30, 2002 and 2001, and the statement of stockholders'
            equity (deficit) for the six months ended June 30, 2002. These results have been determined on the basis of accounting principles and practices generally accepted in the United States and applied consistently with those used in the preparation of the Company's
            2001 financial statements.

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

NOTE 2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
            ------------------------------------------

                BUSINESS ACTIVITIES OF THE COMPANY
                ----------------------------------

                    See Note 5F in connection with the Company's May 15, 2002
                divestiture of all of its operations and sale of substantially all of its assets and certain specified liabilities to
                Starbrand, LLC. After the divestiture of operations, the
                Company's activities consist of seeking additional financing and/or capital and acquiring a new business.

                    Until May 15, 2002, the Company was a promoter and marketer of celebrity licensed consumer products for sale in
                supermarkets, other retailers and over the Internet. The Company developed, marketed and sold licensed consumer products based on the diverse professional, cultural and ethnic backgrounds of various celebrities. The Company entered into licensing
                agreements with high profile celebrities and created consumer products which included various product lines consisting of salad dressings, candy products, cosmetic products, adhesive bandages and other novelty products endorsed by the licensors.
                The Company sold directly to customers and also utilized a network of consumer products brokers to distribute its products throughout the United States and Canada. Third party
                manufacturers produced the Company's various consumer products.

FAMOUS FIXINS, INC.

NOTES TO INTERIM FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2002

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

                STOCK-BASED COMPENSATION - WARRANTS
                -----------------------------------

                    The Company accounts for warrants issued to purchase common stock in connection with services rendered to the Company using the fair value method prescribed in SFAS No. 123 "Accounting for
                Stock-Based Compensation". Compensation cost for all stock warrants issued by the Company is (a) measured at the grant date based on the fair value of the warrants and (b) recognized over the service period. Stock-based compensation cost charged to operations for the six months ended June 30, 2002 was $274,303.

                MERCHANDISE INVENTORY
                ---------------------

                    Merchandise inventory is stated at the lower of cost or
                market value on a first-in, first-out basis.

FAMOUS FIXINS, INC.

NOTES TO INTERIM FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2002

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

                    In 2002, the Company recorded an impairment charge of
                $119,186, to write down unused barter credits to net realizable value based upon management's estimate of future utilization of the unused credits. The Company sold all unused barter credit to
                Starbrand, LLC on May 15, 2002 (see Note 5F).

FAMOUS FIXINS, INC.

NOTES TO INTERIM FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2002

NOTE 2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
            ------------------------------------------

                RECLASSIFICATIONS
                -----------------

                    Certain items have been reclassified in the 2001 financial statements to conform to account groupings used for financial reporting in 2002.

NOTE 3.     NET LOSS PER COMMON SHARE
            -------------------------

                Net loss per common share was calculated under SFAS No. 128,
            "Earnings per Share". Basic net loss per share is computed by dividing the net loss by the weighted average outstanding shares of
            20,360,179 and 18,306,087 for the three months and six months ended
            June 30, 2002, respectively and 14,042,810 and 14,000,937 for the three months and six months ended June 30, 2001, respectively. No effect has been given to the conversion of warrants and debentures to common stock inasmuch as such conversions would be anti-dilutive.

NOTE 4.     GOING CONCERN
            -------------

                The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred substantial losses from operations and has deficiencies in working capital and stockholders'
            equity at June 30, 2002 which raise substantial doubt about its ability to continue as a going concern. The Company's ability to operate as a going concern is dependent upon its ability to continue to raise adequate capital and financing as may be required. The
            Company is actively seeking to acquire a new business. There can be no assurance that future capital contributions, financing and/or acquiring a new business will be sufficient for the Company to operate as a going concern or that it can achieve profitable operations in the future. If new capital should become available, or if the Company acquires a new business, such transaction would likely result in an immediate and substantial dilution to the presently existing shareholders. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

FAMOUS FIXINS, INC.

NOTES TO INTERIM FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2002

NOTE 5.     SUMMARY OF SIGNIFICANT EVENTS OCCURRING DURING THE SIX MONTHS ENDED
            -------------------------------------------------------------------
            JUNE 30, 2002
            -------------

                The following is a summary of the significant events which occurred during the six months ended June 30, 2002:

                A.  On January 28, 2002 and May 15, 2002, the Company borrowed
                    $27,500 and $21,283, respectively, from two lenders and
                    issued notes payable at an interest rate of 10% per annum.
                    The notes are payable on demand, on or after June 15, 2002.
                    The lenders include a party related to the holders of its 4%
                    convertible debentures and another unrelated party.

                B.  On February 13, 2002, the Company entered into an accounts receivable factoring agreement subject to a minimum annual fee of $5,000. Under the agreement, the Company selectively assigns and sells part or all of its accounts receivable,
                    subject to approval by the factor. The transactions with the factor have been insignificant.

                C.  On March 14, 2002, the Company issued 4,662,276 shares of its common stock upon conversion of $46,623 of accrued
                    interest on its 4% convertible debentures.

                D.  On March 27, 2002, an officer/stockholder of the Company exercised warrants to purchase 1,500,000 shares of common
                    stock at an exercise price of $.03 per share. In exchange
                    for the issuance of common stock, the Company accepted a
                    note receivable in the amount of $45,000, bearing interest of 6% per annum, due January 1, 2003. On May 15, 2002, this note was sold to Starbrand, LLC pursuant to an agreement
                    described in "F" below.

                E.  On March 31, 2002, the bondholders of the Company's 4%,
                    $1,500,000 convertible debentures (reduced on May 15, 2002 by $450,000 - See "F" below) agreed to extend the maturity date to May 8, 2003. In addition, the bondholders agreed to waive a $75,000 bond premium payable in connection with the indebtedness.

                F.  On May 15, 2002, the Company consummated a "Settlement of
                    Debts and Asset Purchase Agreement" pursuant to which the
                    Company divested all of its operations and sold
                    substantially all of its assets and certain specified
                    liabilities to Starbrand, LLC in exchange for cancellation of $450,000 of the Company's outstanding 4%, $1,500,000
                    convertible debentures. The transaction resulted in a gain of $373,921 to the Company. The members of Starbrand, LLC
                    include certain stockholders of the Company. The Company is contingently liable for the payment of the liabilities
                    transferred aggregating approximately $200,000.

NOTE 6.     SUBSEQUENT EVENT.
            ----------------

                On July 30, 2002, the Company received aggregate proceeds of
            $100,000 in connection with issuance of the Company's 4% $100,000 convertible debentures, due July 30, 2003, with a 5% premium. The lender is an unrelated party who previously loaned the Company an aggregate of $26,891 under the Company's 10% demand notes payable.

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

Changes in Business Operations

On May 15, 2002, we completed a transaction pursuant to the Settlement of Debts and Asset Purchase Agreement, dated as of March 29, 2002, with Starbrand, LLC, pursuant to which we divested all of our operations and sold substantially all of our assets and certain specified liabilities to Starbrand, LLC in exchange for cancellation of $450,000 of outstanding 4%, $1,500,000 convertible debentures. The transaction resulted in a gain of $373,921 to Famous Fixins. We are contingently liable for the payment of the liabilities transferred aggregating approximately $200,000.

Since May 15, 2002, we have not engaged in substantive business operations and have no plans to engage in any such activity in the foreseeable future. In our present form, we may be deemed to be a vehicle to acquire or merge with a business or company. To the extent that we intend to seek the acquisition of assets, property or business that may benefit our company and our stockholders, we are essentially a “blank check” company.

Results of Operations

In reviewing our results of operations, you should note that we have not conducted any substantive business operations since May 15, 2002. Our results of operations for the period ended June 30, 2002 discusses the results of our former discontinued business, and is in no way reflective of our operations on a going-forward basis, because since May 15, 2002 and through the present, we have not conducted any substantive business operations.

Sales for the three months ended June 30, 2002 decreased approximately 91% to $77,847 from $870,158 for the three months ended June 30, 2001. Sales for the six months ended June 30, 2002 decreased approximately 67% to $428,881 from $1,297,982 for the six months ended June 30, 2001. The decrease in sales for the three and six months ended June 30, 2002 is attributable to the slowdown in sales in connection with the gradual discontinuation of several product lines that were offered in the three and six months ended June 30, 2001, and the divestiture of the business on May 15, 2002. Because we have not engaged in substantive business operations since May 15, 2002, we do not anticipate generating any revenues in the foreseeable future.

Cost of goods sold for the three months ended June 30, 2002 was $74,305, approximately 96% of sales, as compared to $483,427, approximately 56% of sales, for the comparable period in fiscal year 2001. Cost of goods sold for the six months ended June 30, 2002 was $305,213, approximately 71% of sales, as compared to $754,422, approximately 58% of sales, for the comparable period in fiscal year 2001. The decrease in the amount of the cost of goods sold for the three and six months ended June 30, 2002 as compared to the three and six months ended June 30, 2001 is attributable to the discontinuation of several product lines that were offered for sale in the three and six months ended June 30, 2001, and the divestiture of the business on May 15, 2002. Because we have not engaged in substantive business operations since May 15, 2002, we do not anticipate to incur any significant expenses in the foreseeable future.

Gross profit on sales for the three months ended June 30, 2002 was $3,182, a decrease of 99%, as compared to gross profit of $386,731 for the three months ended June 30, 2001. Gross profit on sales for the six months ended June 30, 2002 was $123,668, a decrease of 77%, as compared to gross profit of $543,560 for the six months ended June 30, 2001. Gross profit was approximately 4% of sales for the three months ended June 30, 2002 as compared to gross profit as a percentage of sales for the three months ended June 30, 2001 of 44%. Gross profit was approximately 29% of sales for the six months ended June 30, 2002 as compared to gross profit as a percentage of sales for the six months ended June 30, 2001 of 42%. The decrease in the amount of gross profit is attributable to less sales resulting from the slowdown in sales in connection with the gradual discontinuation of several product lines that were offered in the three and six month period ended June 30, 2001, and the divestiture of the business on May 15, 2002.

For the three months ended June 30, 2002 as compared to the three months ended June 30, 2001, operating expenses decreased to $399,277 from $479,938, which represents a 17% decrease in operation expenses and an increase to 518% of sales from 55% of sales. For the six months ended June 30, 2002 as compared to the six months ended June 30, 2001, operating expenses decreased to $722,532 from $901,556, which represents a 20% decrease in operation expenses and an increase to 168% of sales from 69% of sales. The decrease in our operating expenses for the three and six months ended June 30, 2002 was due mainly to a decrease in selling expenses and decreased employment.

For the three months ended June 30, 2002, we operated at a net loss of $(43,961), or a loss of $(0.002) per share basic, as compared to net loss of $(107,629), or a loss of $(0.008) per share basic for the three months ended June 30, 2001. For the six months ended June 30, 2002, we operated at a net loss of $(187,809), or a loss of $(0.010) per share basic, as compared to net loss of $(403,082), or a loss of $(0.029) per share basic for the six months ended June 30, 2001. The decrease in net loss for the three and six months ended June 30, 2002 as compared to the three and six months ended June 30, 2001 was mainly due to a gain of $373,921 resulting in the sale of our former business.

Our former business was not seasonal in nature.

Inflation was not deemed to be a factor in our former operations.

Financial Condition or Liquidity and Capital Resources

Financing Activities in connection with Former Business

In connection with our former business operations that were discontinued on May 15, 2002, we funded our operations through a line of credit, bank borrowings, and borrowings from, and issuances of warrants and sales of securities to, stockholders, and from operating revenues. Our inability to obtain sufficient credit and capital financing has limited our operations and growth from inception.

In October 1999, we entered into agreements pursuant to which certain investors agreed to purchase an aggregate of $550,000 principal amount of 5% convertible debentures due October 19, 2002 and 139,152 warrants to purchase shares of our common stock. At the initial closing date, we received gross proceeds of $450,000, and in February 2000, we received the remaining $100,000 when a registration statement in connection with the resale of the underlying common stock became effective. The warrants are exercisable between October 30, 1999 and October 30, 2004 at a purchase price of $.494 per share, which was 125% of the market price on the closing date. Through June 30, 2002, debenture holders have converted debentures with an aggregate of $526,032 in principal and interest into 3,136,279 shares of common stock. Debentures with a principal of $33,975 and interest thereon remain outstanding. None of the warrants have been exercised.

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

On March 29, 2002, we entered into a Settlement of Debts and Asset Purchase Agreement with Starbrand, LLC, pursuant to which Starbrand agreed to acquire substantially all of our assets, properties and business in exchange for the assumption of certain of our liabilities. The assets to be transferred and the liabilities to be assumed had an approximate value of $725,000, and $938,000, respectively, at December 31, 2001. Based upon the structure of the Settlement of Debts and Asset Purchase Agreement, immediately following the closing of the transfer, we will retain assets with an estimated value of $33 as of December 31, 2001 and no business operations and will retain liabilities estimated to be approximately $1,163,000 as of December 31, 2001, consisting mostly of certain outstanding debentures, plus possible liabilities with respect to certain unasserted claims against us. The Settlement of Debts and Asset Purchase Agreement specifically provides that we shall retain all claims for tax refunds, tax loss carry forwards or carrybacks or tax credits of any kind applicable to our business prior to the closing of the asset purchase agreement. As of December 31, 2001, we had net operating loss carry forwards of approximately $2,426,000, all of which expire by 2021. Without future profits, such tax losses are of limited or no value. The liabilities that will not be assumed by Starbrand consist primarily of: principal amount of $1,050,000 of our 4% convertible debentures, in the aggregate, owned by Roseworth Group Limited, Balmore Funds, S.A. and Austost Anstalt Schaan, including accrued interest on $1,500,000 of the debentures; principal amount of $33,975 of our 5% convertible debentures owned by AMRO International, S.A., including accrued interest; and promissory notes issued in 2002, as of June 30, 2002, totaling $27,500.

On May 15, 2002, we borrowed an aggregate of $21,283 from two lenders and issued notes payable at an interest rate of 10% per annum. The notes are payable on demand, on or after June 15, 2002. The lenders include a party related to the holders of its 4% convertible debentures and another unrelated party. Subsequently, in July 2002, we entered into an agreement for the sale of 4% convertible debentures with an aggregate principal amount of $100,000 due on July 30, 2003 with the unrelated party, Alpha Capital. There were no preexisting arrangements or understandings among members of both the former and new control groups and their associates with respect to such transaction.

Barter Credits in connection with Former Business

In connection with our former business operations that were discontinued on May 15, 2002, we entered into arrangements in 1998 and 2000, pursuant to which we received barter credit entitlements. Such credits generally relate to our right to exchange credits for future television, radio and other types of advertisements for our products. In the six months ended June 30, 2002, we recorded an impairment charge of $119,186, to write down unused barter credits to net realizable value based upon management’s estimate of future utilization of the unused credits. On May 15, 2002, we sold all unused barter credit in connection with the divestiture of our operations and sale of assets and certain specified liabilities to Starbrand, LLC.

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

Management’s Plan of Action

We have not engaged in any material operations since May 15, 2002. We presently have no plans to engage in any such activity in the foreseeable future, other than in seeking the acquisition of assets, property or business that may be beneficial to us and our stockholders. In our present form, we may be deemed to be a vehicle to acquire or merge with a business or company. To the extent that we intend to seek the acquisition of assets, property or business that may benefit our company and our stockholders, we are essentially a “blank check” company.

Based upon our present status as a company with no substantive operations, our foreseeable material cash requirements during the next twelve months relate to maintaining our in good standing in the State of New York, keeping current in federal, state and local taxes, keeping current with filings with the Securities and Exchange Commission, and making repayment of principal and interest on convertible debentures and notes payable.

We have incurred substantial losses from operations and we have deficiencies in working capital and stockholders’ equity at June 30, 2002 which raise substantial doubt about our ability to continue as a going concern. Our ability to operate as a going concern is dependent upon our ability to continue to raise adequate capital and financing as may be required. We are actively seeking to acquire a new business. There can be no assurance that future capital contributions, financing or acquiring a new business will be sufficient for us to continue as a going concern or that we can achieve profitable operations in the future. If new capital should become available, or if we acquire a new business such transaction would likely result in an immediate and substantial dilution to the presently existing shareholders.

In connection with the divestiture of our former business and our current status as substantially a non-operating company, the primary issue that management has focused on to address the going concern matter has been to seek short term financing through promissory notes and/or through issuance of convertible debentures in order to fund operations in connection with our activities related to seeking the acquisition of assets, property or business.

We are exploring various options to obtain financing and to resolve our existing debt burden, including by means of merger, consolidation, sale of assets, reorganization or restructuring. We do not presently have any such plans and there can be no assurance that raising such capital or acquiring a new business will be possible. If new capital should become available or we acquire a new business, the financing or acquisition is likely to result in immediate and substantial dilution to our presently existing shareholders.

Subsequent to this June 30, 2002 reporting period, we entered into an agreement for the sale of 4% convertible debentures due July 30, 2003 with a principal amount of $100,000. Our management does not anticipate that we will have to raise additional funds during the next six to twelve months. We earlier believed that the funds from the 4% convertible debentures would be sufficient to fund our current operating needs, subject to our ability to resolve the repayments due on maturity of existing obligations, including convertible debentures.

Because, subsequent to the discontinuation of our former business, we do not have any business or tangible assets with which to generate revenue, we do not have any means to satisfy our liabilities or obligations unless and until we are able to raise additional capital or acquire a business. Although the sale of assets provides for the assumption by Starbrand of significant operating liabilities of Famous Fixins, we remain contingently responsible for the satisfaction of such liabilities and there can be no assurance that such liabilities will be satisfied.

In any business venture, there are substantial risks specific to the particular enterprise which cannot be ascertained until a potential acquisition, reorganization or merger candidate has been identified; however, at a minimum, our present business operations will be highly speculative and subject to the same types of risks inherent in any new or unproven venture. We can provide no assurance that any acquired business will produce any material revenues for us or our stockholders or that any such business will operate on a profitable basis. Because we are not currently engaged in any substantive business activities, and with management’s broad discretion with respect to the acquisition of assets, property or business, we may be deemed to be a “blank check” company. Although management intends to apply substantially all of the proceeds that it may receive through the issuance of stock or debt to a suitable acquisition, such proceeds will not otherwise be designated for any more specific purpose. We can provide no assurance that any allocation of such proceeds will allow us to achieve our business objectives. Because we have not yet identified any assets, property or business that we may potentially acquire, potential investors in our company will have virtually no substantive information upon which to base a decision whether or not to invest in Famous Fixins.

To date, we have not identified any particular industry or business in which to concentrate our acquisition efforts. To the extent that we may acquire a business in a highly risky industry, we will become subject to those risks. Similarly, if we acquire a financially unstable business or a business that is in the early stages of development, we will become subject to the numerous risks to which such businesses are subject. Although management intends to consider the risks inherent in any industry and business in which we may become involved, there can be no assurance that we will correctly assess such risks. We are unable to predict the time as to when and if we may actually participate in any specific business endeavor.

Management has had no preliminary contact or discussions regarding, and there are no present plans, proposals or arrangements to acquire any specific assets, property or business. Accordingly, it is unclear whether such an acquisition would take the form of an exchange of capital stock, a merger or an asset acquisition. However, because we have little resources as of the date of this Report, management expects that any such acquisition would take the form of an exchange of capital stock. This would result in substantial dilution of the shares of current stockholders.

Current management is not required to devote full time to the affairs of the company. Because of time commitments, as well as the fact that we have no substantial operating business presently, management anticipates that an insignificant amount of time will be devoted to the activities of the company, at least until such time as we have identified a suitable acquisition target.

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES

Subsequent to June 30, 2002, we entered into agreements, dated July 30, 2002, with Alpha Capital A.G. for the sale of 4% convertible debentures due July 30, 2003 with a principal amount of $100,000, in transactions deemed to be exempt under Section 4(2) of the Securities Act of 1933. We made a determination that Alpha Capital was a sophisticated investor with enough knowledge and experience in business to evaluate the risks and merits of the investment. Prior to the transaction, Alpha Capital was an unrelated party who previously loaned us an aggregate of $26,891 pursuant to short-term promissory notes.

The 4% convertible debentures with an aggregate principal amount of $100,000 are due on July 30, 2003 with a 5% premium on the principal and the accrued but unpaid interest. We may not pay the principal before the maturity date without the express written consent of Alpha Capital. Semi-annual interest payments are due and payable in arrears on December 1 and June 1 of each year, commencing with December 1, 2002. With respect to the interest, the holders have the right to cause us to issue common stock in exchange for interest otherwise payable in cash. The exact number of shares of common stock into which such interest payment is convertible shall be based on the average of the five lowest closing bid prices of the common stock over the twenty-two trading days immediately prior to the interest payment date.

These 4% convertible debentures carry similar rights and privileges, including registration rights, accorded the debentures executed and delivered pursuant to the Convertible Debenture and Warrants Purchase Agreement dated as of October 27, 2000 between Famous Fixins, Inc. and those convertible debenture holders. Under the October 2000 purchase agreement, we agreed to prepare, file and seek effectiveness of a registration statement under the Securities Act for the resale of shares of common stock issuable upon the conversion of the earlier issued 4% convertible debentures, however, such a registration statement is not currently effective. On October 31, 2002, we entered into an equity line of credit transaction, for which the shares issuable upon drawdowns on the equity line are also the subject of such a registration statement. If we are unable to pay the amounts due on these 4% convertible debentures on the maturity date but we can draw down on the equity line of credit, we are to draw down the maximum amount each draw down period to pay these 4% convertible debenture holders the full amount due.

At the election of Alpha Capital, we are to redeem these 4% convertible debentures, plus all accrued but unpaid interest, along with a payment premium of 30% of such total amounts due, using up to 50% of the net proceeds received pursuant to the equity line of credit type of financing.

On or after the maturity date, Alpha Capital may elect to convert the 4% convertible debentures and accrued but unpaid interest into shares of common stock if the registration statement for the equity line is not effective on the maturity date or if we do not draw down the maximum amount permitted each drawdown period under the equity line after such a registration statement is effective. In such an event, the conversion price shall equal the lesser of $0.05 or 85% of the average of the 5 lowest closing bid prices during the 22 trading days preceding the applicable conversion date. The $0.05 conversion price is subject to downward adjustment if we sell other securities at a lower per share selling price.

The maximum number of shares of common stock that may be received upon the conversion of the debentures by Alpha Capital is 9.9% of our then-outstanding common stock after the conversion, including any other shares of common stock held by Alpha Capital, however, this 9.9% limit may be waived by Alpha Capital.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

In April 2002, we submitted an Information Statement on Schedule 14C related to actions in connection with an amendment to our certificate of incorporation to increase our authorized capital from 25,000,000 shares to 200,000,000 shares, and actions in connection with the Settlement of Debts and Asset Purchase Agreement with Starbrand, LLC. In March 2002, the holders of a majority of the shares of our outstanding common stock approved in writing, in accordance with the provisions of Section 615 of the New York Business Corporation Law, an amendment to our certificate of incorporation to increase our authorized capital from 25,000,000 shares to 200,000,000 shares, and actions related to the Settlement of Debts and Asset Purchase Agreement with Starbrand, LLC. Our shareholders representing 10,931,770 shares voted for those actions. At the time of the approval, the aggregate of these shares constituted 53.7% of the then outstanding shares of common stock.

ITEM 5. OTHER INFORMATION

We intend to file in the near future an amendment to our certificate of incorporation to reflect the shareholder action approving an increase in our authorized capital from 25,000,000 shares to 200,000,000 shares,

In our Quarterly Report on Form 10-QSB, filed on May 21, 2002, we reported that on March 29, 2002, we entered into a Settlement of Debts and Asset Purchase Agreement with Starbrand, LLC, pursuant to which Starbrand agreed to acquire substantially all of our assets, properties and business in exchange for the assumption of certain of our liabilities.

On May 15, 2002, we completed the transaction pursuant to the Settlement of Debts and Asset Purchase Agreement. We have not engaged in any material operations since May 15, 2002. We presently have no plans to engage in any such activity in the foreseeable future, other than in seeking the acquisition of assets, property or business that may be beneficial to us and our stockholders. In our present form, we may be deemed to be a vehicle to acquire or merge with a business or company. To the extent that we intend to seek the acquisition of assets, property or business that may benefit our company and our stockholders, we are essentially a “blank check” company. We are not aware of any arrangements, including any pledge by any person of securities of Famous Fixins, the operation of which may at a subsequent date result in a change in control of Famous Fixins.

On May 21, 2002, our Board of Directors accepted Victor Bauer’s resignation from the Board of Directors. On June 13, 2002, S. Michael Rudolph was appointed to the Board of Directors. Mr. Rudolph was a nominee of certain beneficial owners of Famous Fixins. Mr. Rudolph did not have any direct or indirect interest in Famous Fixins prior to the completion of the transaction. On June 13, 2002, Jason Bauer resigned from his positions as an executive officer and as a director of Famous Fixins, Inc.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits.

The following exhibits are filed with this report:

Exhibit Number	Description of Exhibit

Exhibit 2	Settlement of Debt and Asset Purchase Agreement
Exhibit 10.1	Form of 4% Convertible Debenture Due July 30, 2003
Exhibit 10.2	Form of 4% Convertible Debenture Due July 30, 2003
Exhibit 10.3	Agreement to Extend August 7, 2001 Issued Debenture
Exhibit 11	Statement Concerning Computation of Per Share Earnings is hereby incorporated by reference to “Financial Statements” of Part I - Financial Information, Item 1 – Financial Statements, contained in this Form 10-QSB.
Exhibit 99	Certification

(b)   Reports on Form 8-K.

On June 27, 2002, we filed a current report on Form 8-K announcing the appointment of S. Michael Rudolph as a director of Famous Fixins, Inc. and the resignations of Victor Bauer as a director and of Jason Bauer as an executive officer and as a director.

SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FAMOUS FIXINS, INC.

Dated: September 13, 2002	By: /s/ S. Michael Rudolph S. Michael Rudolph Director

CERTIFICATION

I, S. Michael Rudolph, certify that:

1.         I have reviewed this quarterly report on Form 10-QSB of Famous Fixins, Inc.;

2.          Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.          Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Dated: September 13, 2002	/s/ S. Michael Rudolph Acting Chief Executive Officer and Acting Financial Officer