Form 10QSB
period 2002-09-30
FAMOUS FIXINS INC
filed 2002-11-15
CIK 1052706

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

             For the transition period from ________ to ___________.


                         Commission file number: 0-27219
                                                 -------

                               FAMOUS FIXINS, INC.
             (Exact name of registrant as specified in its charter)
                                   -----------

           New York                                    13-3865655
     (State or other jurisdiction of          (IRS Employer Identification No.)
      incorporation or organization)



                   1325 Howard Ave. #422, Burlingame, CA 94010
                    (Address of principal executive offices)

                                 (650) 340-9585
                           (Issuer's telephone number)
                                   -----------

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of September 30, 2002, the issuer had 20,360,179 shares of common stock, par value $.001 per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes [  ]  No [X]

                               FAMOUS FIXINS, INC.

              FORM 10-QSB FOR THE QUARTER ENDED SEPTEMBER 30, 2002

                                TABLE OF CONTENTS

                                                                                           Page
PART I.      FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS                                                           3

             BALANCE SHEETS AS OF SEPTEMBER 30, 2002 AND DECEMBER 31, 2001                  3
             INTERIM STATEMENTS OF OPERATIONS FOR THE THREE MONTHS AND
                  NINE MONTHS ENDED SEPTEMBER 30, 2002 AND SEPTEMBER 30, 2001               5
             INTERIM STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED
                   SEPTEMBER 30, 2002 AND SEPTERMBER 30, 2001                               6
             INTERIM STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) FOR THE
                   NINE MONTHS ENDED SEPTEMBER 30, 2002                                     8
             NOTES TO INTERIM FINANCIAL STATEMENTS FOR THE NINE MONTHS
                   ENDED SEPTEMBER 30, 2002                                                 9

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS                                                     14


PART II.     OTHER INFORMATION

ITEM 2.      CHANGES IN SECURITIES                                                         20

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                           21

ITEM 5.      OTHER INFORMATION                                                             21

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K                                              22





PART I.       FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                               FAMOUS FIXINS, INC.

                                 BALANCE SHEETS
                                   (UNAUDITED)

                                                                              SEPTEMBER 30,       DECEMBER 31,
                                                                                  2002               2001
                                                                        -----------------------------------------------

                                          A S S E T S
CURRENT ASSETS

   Cash and cash equivalents                                                      $15,380          $233,906
   7% short-term notes receivable - unrelated party                                60,000
   Accounts receivable, less allowance for
      doubtful accounts of $5,000 in 2001                                                            70,122
   Merchandise inventory                                                                            145,255
   Unused barter credits - current portion                                                          124,960
   Prepaid expenses and other current assets                                          210            55,551
   Due from officer/stockholder - noninterest bearing                                                21,570
                                                                                   ------          --------
     TOTAL CURRENT ASSETS                                                          75,590           651,364
                                                                                   ------           --------

PLANT AND EQUIPMENT

   Furniture and fixtures                                                                            15,804
   Machinery and equipment                                                                           28,777
                                                                                  -------            ------
                                                                                                     44,581
     Less: Accumulated depreciation                                                                  21,329
                                                                                  -------            ------
     NET PLANT AND EQUIPMENT                                                                         23,252
                                                                                  -------            ------

OTHER ASSETS

   Deferred debenture issuance costs, net of accumulated
      amortization ($3,396 in 2002; $3,365 in 2001)                                     2                33
   Unused barter credits - non-current portion                                                       20,226
   Security deposits                                                                                  6,482
                                                                                  -------             -----
     TOTAL OTHER ASSETS                                                                 2            26,741
                                                                                  -------            ------
                                                                                  $75,592          $701,357
                                                                                  =======          ========

See accompanying notes to financial statements.

                               FAMOUS FIXINS, INC.

                                   (UNAUDITED)

                                                                         SEPTEMBER 30,      DECEMBER 31,
                                                                             2002               2001
                                                                         -------------      ------------

              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

   10% demand notes payable                                            $    48,783         $

   5% convertible debentures, due October, 2002
      (principal amount - $33,975)                                          33,937             33,850
   4% convertible debentures, due May, 2003                              1,050,000          1,575,000
   4% convertible debentures, due July 30, 2003
      (principal amount - $105,000)                                        100,833
   Accounts payable                                                          3,619            226,473
   Accrued expenses                                                         75,022            112,501
   Due to customers                                                                            30,772
   Deferred officer's compensation payable                                                    118,861
   Income taxes payable                                                      1,380                580
                                                                         ---------          ---------
     TOTAL CURRENT LIABILITIES                                           1,313,574          2,098,037
                                                                         ---------          ---------

LONG-TERM LIABILITIES

   Deferred rent                                                                                3,160
                                                                            ------              -----
     TOTAL LONG-TERM LIABILITIES                                                                3,160
                                                                            ------              -----

STOCKHOLDERS' EQUITY (DEFICIT)

   Common stock, $.001 par value per share:
      Authorized 25,000,000 shares
      Issued and outstanding
          20,360,179 shares in 2002; 14,197,903 shares in 2001              20,359             14,197
   Additional paid-in capital                                            4,476,567          4,116,803
   Accumulated deficit                                                  (5,734,908)        (5,506,840)
                                                                        ----------         ----------
                                                                        (1,237,982)        (1,375,840)
      Less: Unused advertising barter credits issued in exchange
                   for common stock                                                           (24,000)
                                                                        ----------         ---------
     TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                (1,237,982)       (1,399,840)
                                                                        ----------         ----------
                                                                       $     75,592        $  701,357
                                                                        ===========        ==========

See accompanying notes to financial statements.

                               FAMOUS FIXINS, INC.

                        INTERIM STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                       THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                             SEPTEMBER  30,                     SEPTEMBER 30
                                                                     ----------------------------        ----------------------
                                                                         2002         2001                   2002     2001
                                                                     ----------------------------        ----------------------

NET SALES                                                                 $            $ 120,664        $ 428,881   $1,418,646
                                                                          --------     ---------        ---------   ----------
COST OF GOODS SOLD
   Merchandise inventory at beginning of year                                            159,156          145,255      321,116
   Purchases                                                                               1,291          265,924      556,434
   Other direct costs                                                                     25,037            5,839       62,356
                                                                          --------     ---------          -------      --------
                                                                                         185,484          417,018      939,906
      Less: Merchandise inventory at end
                  of period                                                              115,362          111,805      115,362
                                                                          --------     ---------          -------      -------
TOTAL COST OF GOODS SOLD                                                                  70,122          305,213      824,544
                                                                          --------     ---------          -------      -------
GROSS PROFIT                                                                              50,542          123,668      594,102
                                                                          --------     ---------          -------      -------

OPERATING EXPENSES
   Selling expenses                                                                       27,542           30,785      233,468
   General and administrative expenses                                      28,238       147,749          600,799      842,496
   Impairment charge - unused barter credits                                             183,285          119,186      183,285
   Loss on disposal of plant and equipment                                                                                 883
                                                                          --------       -------          -------      -------
TOTAL OPERATING EXPENSES                                                    28,238       358,576          750,770    1,260,132
                                                                          --------       -------          -------    ---------
OPERATING LOSS                                                            (28,238)     (308,034)         (627,102)    (666,030)
                                                                          --------     ---------          -------    ---------

OTHER INCOME (EXPENSE)
   Gain on sale of net assets                                                                             373,921
   Interest income                                                            210         1,608             1,405        3,091
   Interest expense and financing costs                                   (11,431)      (21,089)          (49,912)     (53,944)
   Waiver of bond premium on 4% debentures                                                                 75,000
   Realized and unrealized loss on investments
      in marketable equity trading securities                                                                          (13,134)
                                                                          --------     ---------          -------    ---------
TOTAL OTHER INCOME (EXPENSE)                                              (11,221)      (19,481)          400,414      (63,987)
                                                                          --------     ---------          -------    ---------
LOSS BEFORE PROVISION FOR
   INCOME TAXES                                                           (39,459)     (327,515)         (226,688)    (730,017)

PROVISION FOR INCOME TAXES                                                     800                          1,380          580
                                                                          --------     --------          -------     ---------
NET LOSS                                                                 $(40,259)    $(327,515)        $(228,068)  $ (730,597)
                                                                         =========    =========         =========   ==========

BASIC NET LOSS PER COMMON SHARE                                           $(0.002)     $  (.023)        $   (.012)  $    (.052)
                                                                          =======      ========         =========    =========

See accompanying notes to financial statements.

                               FAMOUS FIXINS, INC.

                        INTERIM STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                              NINE MONTHS ENDED
                                                                                 SEPTEMBER 30,

                                                                            2002               2001
                                                                            ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss ...................................................         $(228,068)          $(730,597)
   Adjustments to reconcile net loss to net cash used in
      operating activities:
         Noncash items:
            Depreciation ......................................              3,418               6,568
            Amortization and write-off of bond discounts and
               finance costs ..................................                951                 918
            Deferred rent expense .............................              9,349              (1,383)
            Waiver of bond premium on 4% debentures ...........            (75,000)               --
            Value of common stock issued for services
               received by the Company ........................               --                   360
            Value of warrants issued and amortized for services
               received by the Company ........................            274,303             143,771
            Realized and unrealized loss on investments in
               marketable equity trading securities ...........               --                13,134
            Loss on disposal of plant and equipment ...........               --                   883
            Gain on sale of net assets ........................           (373,921)
            Impairment charge - unused barter credits .........            119,186             183,285
            Interest expense paid by issuance of common stock .               --                   397
         (Increase) decrease in assets:
            Accounts receivable ...............................             19,869             364,284
            Merchandise inventory .............................             33,450             205,754
            Prepaid expenses and other current assets .........             22,809             (15,300)
         Increase (decrease) in liabilities:
            Accounts payable and accrued expenses .............            (21,215)           (130,712)
            Due to customers ..................................            (26,378)             (1,120)
            Taxes payable - other than on income ..............            (11,335)
            Deferred officer's compensation payable ...........             34,857             (40,486)
            Income taxes payable ..............................                800                --
                                                                         ---------           ---------
NET CASH USED IN OPERATING ACTIVITIES
   (CARRIED FORWARD) ..........................................          $(205,590)          $ (11,579)
                                                                         ---------           ---------

See accompanying notes to financial statements.

                                                                                                             NINE MONTHS ENDED
                                                                                                                SEPTEMBER 30,
                                                                                                         2002                2001
                                                                                                    -------------       ------------

NET CASH USED IN OPERATING ACTIVITIES
   (BROUGHT FORWARD) ......................................................................          $(205,590)          $ (11,579)
                                                                                                      ---------            -------
CASH FLOWS FROM INVESTING ACTIVITIES:

   Advances under short-term notes receivable from unrelated party ........................            (60,000)
   Proceeds from sale of marketable equity trading securities .............................               --                64,444
                                                                                                       --------             ------


NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES .......................................            (60,000)             64,444

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash transferred under agreement to divest operations and
      sell net assets .....................................................................           (101,719)               --
   Proceeds of 10% demand notes payable ...................................................             48,783                --
   Proceeds of 4% convertible debentures ..................................................            100,000                --
   Repayments of borrowing against investment in
      marketable equity trading securities ................................................               --               (46,385)
                                                                                                       ---------           ---------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES .......................................             47,064             (46,385)
                                                                                                       ---------           ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ......................................           (218,526)              6,480

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR ............................................            233,906             343,164
                                                                                                       ---------           ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD ................................................          $  15,580           $ 349,644
                                                                                                       =========           =======

Supplemental information about cash payments is as follows:
   Cash payments for interest .............................................................          $    --             $   1,005
   Cash payments for income taxes .........................................................          $     580           $     580

Supplemental disclosure of noncash financing activities:
   Conversion of accrued interest payable to common stock .................................          $  46,623           $    --
   Note receivable for common stock issued ................................................          $  45,000           $    --
   Conversion of debentures to common stock ...............................................          $    --             $   4,019


See accompanying notes to financial statements.

                               FAMOUS FIXINS, INC.

               INTERIM STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                   (UNAUDITED)
                      NINE MONTHS ENDED SEPTEMBER 30, 2002



                                                                                                                            NOTE
                                                      COMMON STOCK                                             UNUSED     RECEIVABLE
                                         -------------------------------------    ADDITIONAL                 ADVERTISING  FOR COMMON
                                                                                   PAID-IN   ACCUMULATED       BARTER       STOCK
                                           TOTAL         SHARES         AMOUNT     CAPITAL     DEFICIT         CREDITS      ISSUED
                                           -----------------------------------    ---------- -----------     -----------  ----------

BALANCE (DEFICIT) - JANUARY 1, 2002 ..  $(1,399,840)   14,197,903  $    14,197  $ 4,116,803  $(5,506,840)  $   (24,000) $      --

Value of warrants issued and
  amortized for services received ....      274,303          --           --        274,303         --            --           --

Issuance of common shares on
 conversion of accrued interest
 payable on 4% convertible debentures        46,623     4,662,276        4,662       41,961         --            --           --

Issuance of common shares on exercise
 of warrants .........................         --       1,500,000        1,500       43,500         --            --        (45,000)

Sale of note receivable to Starbrand,
 LLC (See Note 5F) ...................       45,000          --           --           --           --            --         45,000

Net loss - Nine months ended
 September 30, 2002 ..................     (204,068)         --           --           --       (228,068)       24,000         --
                                                      -----------  -----------  -----------  -----------   -----------   -----------

BALANCE (DEFICIT) - SEPTEMBER 30, 2002  $(1,237,982)   20,360,179  $    20,359  $ 4,476,567  $(5,734,908)  $      --     $     --
                                        ===========   ===========  ===========  ===========  ===========   ===========   ===========



See accompanying notes to financial statements.

                               FAMOUS FIXINS, INC.

                      NOTES TO INTERIM FINANCIAL STATEMENTS

                      NINE MONTHS ENDED SEPTEMBER 30, 2002




NOTE 1. STATEMENT OF INFORMATION FURNISHED

     The accompanying unaudited interim financial statements have been prepared in accordance with Form 10-QSB instructions and in the opinion of management contains all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Famous Fixins, Inc. as of September 30, 2002, the results of operations for the three months and nine months ended September 30, 2002 and 2001, the statements of cash flows for the nine months ended September 30, 2002 and 2001, and the statement of stockholders' equity (deficit) for the nine months ended September 30, 2002. These results have been determined on the basis of accounting principles and practices generally accepted in the United States and applied consistently with those used in the preparation of the Company's 2001 financial statements.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS ACTIVITIES OF THE COMPANY

     See Note 5F in connection with the Company's May 15, 2002 divestiture of all of its operations and sale of substantially all of its assets and assumption of certain specified liabilities by Starbrand, LLC under a "Settlement of Debts and Asset Purchase Agreement". After the divestiture of operations, the Company's activities consist of seeking additional financing and/or capital and acquiring a new business.

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

                               FAMOUS FIXINS, INC.

                      NOTES TO INTERIM FINANCIAL STATEMENTS

                      NINE MONTHS ENDED SEPTEMBER 30, 2002



NOTE 2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

STOCK-BASED COMPENSATION - WARRANTS

     The Company accounts for warrants issued to purchase common stock in connection with services rendered to the Company using the fair value method prescribed in SFAS No. 123 "Accounting for Stock-Based Compensation". Compensation cost for all stock warrants issued by the Company is (a) measured at the grant date based on the fair value of the warrants and (b) recognized over the service period. Stock-based compensation cost charged to operations for the nine months ended September 30, 2002 was $274,303.

MERCHANDISE INVENTORY

     Merchandise inventory is stated at the lower of cost or market value on a first-in, first-out basis.

                               FAMOUS FIXINS, INC.

                      NOTES TO INTERIM FINANCIAL STATEMENTS

                      NINE MONTHS ENDED SEPTEMBER 30, 2002

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


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

     In 2002, the Company recorded an impairment charge of $119,186, to write down unused barter credits to net realizable value based upon management's estimate of future utilization of the unused credits. The Company sold all unused barter credits to Starbrand, LLC on May 15, 2002 (See Note 5F).

                               FAMOUS FIXINS, INC.

                      NOTES TO INTERIM FINANCIAL STATEMENTS

                      NINE MONTHS ENDED SEPTEMBER 30, 2002



NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


RECLASSIFICATIONS

     Certain items have been reclassified in the 2001 financial statements to conform to account groupings used for financial reporting in 2002.


NOTE 3. NET LOSS PER COMMON SHARE

     Net loss per common share was calculated under SFAS No. 128, "Earnings per Share". Basic net loss per share is computed by dividing the net loss by the weighted average outstanding shares of 20,360,179 and 18,990,784 for the three months and nine months ended September 30, 2002, respectively and 14,197,903 and 14,065,992 for the three months and nine months ended June 30, 2001, respectively. No effect has been given to the conversion of warrants and debentures to common stock inasmuch as such conversions would be anti-dilutive.


NOTE 4. GOING CONCERN

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred substantial losses from operations and has deficiencies in working capital and stockholders' equity at September 30, 2002 which raise substantial doubt about its ability to continue as a going concern. The Company's ability to operate as a going concern is dependent upon its ability to continue to raise adequate capital and financing as may be required. The Company is actively seeking to acquire a new business and raise additional financing. There can be no assurance that future capital contributions, financing and/or acquiring a new business will be sufficient for the Company to operate as a going concern or that it can achieve profitable operations in the future. If new capital should become available, or if the Company acquires a new business, such transaction would likely result in an immediate and substantial dilution to the presently existing shareholders. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

                               FAMOUS FIXINS, INC.

                      NOTES TO INTERIM FINANCIAL STATEMENTS

                      NINE MONTHS ENDED SEPTEMBER 30, 2002

NOTE 5. SUMMARY OF SIGNIFICANT EVENTS OCCURRING DURING THE NINE MONTHS ENDED SEPTEMBER 30, 2002


     The following is a summary of the significant events which occurred during the nine months ended September 30, 2002:

     A. On January 28, 2002 and May 15, 2002, the Company borrowed $27,500 and $21,283, respectively, from two lenders and issued notes payable at an interest rate of 10% per annum. The notes are payable on demand, on or after June 15, 2002. The lenders include one of the holders of its 4% convertible debentures, due May, 2003, and an unrelated party.

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

     G. On July 30, 2002, the Company received aggregate proceeds of $100,000 in connection with issuance of the Company's 4% $100,000 convertible debentures, due July 30, 2003 with a 5% premium. The lender is the unrelated party, reported in "A." above, who made loans to the Company under its 10% demand notes payable.

     H. In September, 2002, the Company advanced an aggregate of $60,000 to an unrelated party under three separate 90 day promissory notes, each bearing interest at 7% per annum.

                               FAMOUS FIXINS, INC.

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

Since May 15, 2002, we have not engaged in substantive business operations and have no plans to engage in any such activity in the foreseeable future. In our present form, we may be deemed to be a vehicle to acquire or merge with a business or company. To the extent that we intend to seek the acquisition of assets, property or business that may benefit our company and our stockholders, we are essentially a "blank check" company.

RESULTS OF OPERATIONS

In reviewing our results of operations, you should note that we have not conducted any substantive business operations since May 15, 2002. Our results of operations for the period ended September 30, 2002 discusses the results of our former discontinued business, and is in no way reflective of our operations on a going-forward basis, because since May 15, 2002 and through the present, we have not conducted any substantive business operations.

Sales for the three months ended September 30, 2002 were $0.00 a decrease of 100% from the $120,664 sales achieved for the three months ended September 30, 2001. Sales for the nine months ended September 30, 2002 decreased approximately 69.7% to $428,881 from $1,418,646 for the nine months ended September 30, 2001. The decrease in sales for the three and nine months ended September 30, 2002 is attributable to the slowdown in sales in connection with the gradual discontinuation of several product lines that were offered in the three and nine months ended September 30, 2001, and the divestiture of the business on May 15, 2002. Because we have not engaged in substantive business operations since May 15, 2002, we do not anticipate generating any revenues in the foreseeable future.

Cost of goods sold for the three months ended September 30, 2002 was $0.00, due to the lack of sales in the three month period, as compared to $70,122, approximately 58% of sales for the comparable period in fiscal year 2001. Cost of goods sold for the nine months ended September 30, 2002 was $305,213, approximately 71% of sales, as compared to $824,544, approximately 58% of sales, for the comparable nine month period in fiscal year 2001. The decrease in the amount of the cost of goods sold for the three and nine months ended September 30, 2002 as compared to the three and six months ended June 30, 2001 is attributable to the discontinuation of several product lines that were offered for sale in the three and nine months ended June 30, 2001, and the divestiture of the business on May 15, 2002. Because we have not engaged in substantive business operations since May 15, 2002, we do not anticipate incurring any significant expenses that would be classified as Cost of Goods Sold in the foreseeable future.

Gross profit on sales for the three months ended September 30, 2002 was $0.00, a decrease of 100%, as compared to gross profit of $50,542 for the three months ended September 30, 2001. Gross profit on sales for the nine months ended September 30, 2002 was $123,668, a decrease of 79%, as compared to gross profit of $594,102 for the nine months ended September 30, 2001. Gross profit was 0.0% of sales for the three months ended September 30, 2002 due to the lack of sales. During the comparable period in 2001, gross profit was approximately 42%. Gross profit was approximately 29% of sales for the nine months ended September 30, 2002 as compared to gross profit as a percentage of sales for the nine months ended September 30, 2001 of 42%. The decrease in the amount of gross profit is attributable to less sales resulting from the slowdown in sales in connection with the gradual discontinuation of several product lines that were offered in the three and nine month period ended September 30, 2001, and the divestiture of the business on May 15, 2002.

For the three months ended September 30, 2002 as compared to the three months ended September 30, 2001, operating expenses decreased to $28,238 from $358,576, which represents an approximate 92% decrease in operation expenses from the comparable period in 2001. For the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001, operating expenses decreased to $750,770 from $1,260,132, which represents a 40% decrease in operation expenses and an increase to 175% of sales during the current nine month period from 88% of sales in the comparable period for 2001. The decrease in our operating expenses for the three and nine months ended September 30, 2002 was due mainly to a decrease in selling expenses, decreased employment and the cessation of most operating activities.

For the three months ended September 30, 2002, we operated at a net loss of $(40,259), or a loss of $(0.002) per share basic, as compared to net loss of $(327,515), or a loss of $(0.023) per share basic for the three months ended September 30, 2001. For the nine months ended September 30, 2002, we operated at a net loss of $(228,068), or a loss of $(0.012) per share basic, as compared to net loss of $(730,597), or a loss of $(0.052) per share basic for the nine months ended September 30, 2001. The decrease in net loss for the three and nine months ended September 30, 2002 as compared to the three and nine months ended September 30, 2001 was mainly due to a gain of $373,921 resulting in the sale of our former business as well as the diminished expenses resulting from the cessation of operations.

Our former business was not seasonal in nature.

Inflation was not deemed to be a factor in our former operations.

FINANCIAL CONDITION OR LIQUIDITY AND CAPTIAL RESOURCES

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

MANGEMENT'S PLAN OF ACTION

We have not engaged in any material operations since May 15, 2002. We presently have no plans to engage in any such activity in the foreseeable future, other than in seeking the acquisition of assets, property or business that may be beneficial to us and our stockholders. In our present form, we may be deemed to be a vehicle to acquire or merge with a business or company. To the extent that we intend to seek the acquisition of assets, property or business that may benefit our company and our stockholders, we are essentially a "blank check" company.

Based upon our present status as a company with no substantive operations, our foreseeable material cash requirements during the next twelve months relate to maintaining our good standing in the State of New York, keeping current in federal, state and local taxes, keeping current with filings with the Securities and Exchange Commission, and making repayment of principal and interest on convertible debentures and notes payable.

We have incurred substantial losses from operations and we have deficiencies in working capital and stockholders' equity at September 30, 2002 which raise substantial doubt about our ability to continue as a going concern. Our ability to operate as a going concern is dependent upon our ability to continue to raise adequate capital and financing as may be required. We are actively seeking to acquire a new business. There can be no assurance that future capital contributions, financing or acquiring a new business will be sufficient for us to continue as a going concern or that we can achieve profitable operations in the future. If new capital should become available, or if we acquire a new business such transaction would likely result in an immediate and substantial dilution to the presently existing shareholders.

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

During this current September 30, 2002 reporting period, we entered into an agreement for the sale of 4% convertible debentures due July 30, 2003 with a principal amount of $100,000. Our management does not anticipate that we will have to raise additional funds during the next six to twelve months. We earlier believed that the funds from the 4% convertible debentures would be sufficient to fund our current operating needs, subject to our ability to resolve the repayments due on maturity of existing obligations, including convertible debentures.

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

In any business venture, there are substantial risks specific to the particular enterprise which cannot be ascertained until a potential acquisition, reorganization or merger candidate has been identified; however, at a minimum, our present business operations will be highly speculative and subject to the same types of risks inherent in any new or unproven venture. We can provide no assurance that any acquired business will produce any material revenues for us or our stockholders or that any such business will operate on a profitable basis. Because we are not currently engaged in any substantive business activities, and with management's broad discretion with respect to the acquisition of assets, property or business, we may be deemed to be a "blank check" company. Although management intends to apply substantially all of the proceeds that it may receive through the issuance of stock or debt to a suitable acquisition, such proceeds will not otherwise be designated for any more specific purpose. We can provide no assurance that any allocation of such proceeds will allow us to achieve our business objectives. Because we have not yet identified any assets, property or business that we may potentially acquire, potential investors in our company will have virtually no substantive information upon which to base a decision whether or not to invest in Famous Fixins.

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

Management has had some preliminary contacts and discussions regarding potential business acquisitions during the current reporting period, but there are no present plans, proposals or arrangements to acquire any specific assets, property or business. Accordingly, it is unclear whether any such contemplated acquisition would take the form of an exchange of capital stock, a merger or an asset acquisition. However, because we have little resources as of the date of this Report, management expects that any such acquisition would take the form of an exchange of capital stock. This would result in substantial dilution of the shares of current stockholders.

Current management is not required to devote full time to the affairs of the company. Because of time commitments, as well as the fact that we have no substantial operating business presently, management anticipates that an insignificant amount of time will be devoted to the activities of the company, at least until such time as we have identified a suitable acquisition target.

PART II.  OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

During the current reporting period, we entered into agreements, dated July 30, 2002, with Alpha Capital A.G. for the sale of 4% convertible debentures due July 30, 2003 with a principal amount of $100,000, in transactions deemed to be exempt under Section 4(2) of the Securities Act of 1933. We made a determination that Alpha Capital was a sophisticated investor with enough knowledge and experience in business to evaluate the risks and merits of the investment. Prior to the transaction, Alpha Capital was an unrelated party who previously loaned us an aggregate of $26,891 pursuant to short-term promissory notes.

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

On May 15, 2002, we completed the transaction pursuant to the Settlement of Debts and Asset Purchase Agreement. We have not engaged in any material operations since May 15, 2002. We presently have no plans to engage in any such activity in the foreseeable future, other than in seeking the acquisition of assets, property or business that may be beneficial to us and our stockholders. In our present form, we may be deemed to be a vehicle to acquire or merge with a business or company. To the extent that we intend to seek the acquisition of assets, property or business that may benefit our company and our stockholders, we are essentially a "blank check" company. We are not aware of any arrangements, including any pledge by any person of securities of Famous Fixins, the operation of which may at a subsequent date result in a change in control of Famous Fixins.

On May 21, 2002, our Board of Directors accepted Victor Bauer's resignation from the Board of Directors. On June 13, 2002, S. Michael Rudolph was appointed to the Board of Directors. Mr. Rudolph was a nominee of certain beneficial owners of Famous Fixins. Mr. Rudolph did not have any direct or indirect interest in Famous Fixins prior to the completion of the transaction. On June 13, 2002, Jason Bauer resigned from his positions as an executive officer and as a director of Famous Fixins, Inc.


We have been advised by the New York Department of State that on June 26, 2002 our corporate status was dissolved by proclamation for failure to file any tax returns with the New York State Tax Department. We have notified the New York State Tax Department that, contrary to their assertions, we have filed all required federal and state tax returns and believe the misunderstanding to be administrative and related to the Tax Department associating us with the wrong Employee Identification Number. We are currently providing the Tax Department with the necessary information to rectify the situation and retroactively reinstate our good standing in New York. We anticipate being retroactively reinstated within the next 30 days.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.

The following exhibits are filed with this report:

Exhibit Number      Description of Exhibit
-------------       ----------------------
Exhibit  2     Settlement of Debt and Asset Purchase Agreement

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

Dated:  November 14, 2002            FAMOUS FIXINS, INC.

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

Dated:  November 14, 2002         /s/ S. Michael Rudolph
                                  ----------------------
                                  Acting Chief Executive Officer and
                                  Acting Financial Officer

                                                                       EXHIBIT 2

                SETTLEMENT OF DEBTS AND ASSET PURCHASE AGREEMENT


     SETTLEMENT OF DEBTS AND ASSET PURCHASE AGREEMENT (this "Agreement"), entered into as of the 29th day of March, 2002, by and among FAMOUS FIXINS, INC., a New York corporation (hereinafter, the "Seller"), STARBRAND, LLC, a limited liability company organized under the laws of the State of Delaware (hereinafter, the "Buyer"), and the Investors signatory hereto under the heading "Investors", (each an "Investor" and together the "Investors").

WITNESSETH:

     WHEREAS, the Seller has been unable to raise the required capital to continue its business in its present form and desires to divest all of its operations and sell substantially all of its assets;

     WHEREAS, the Seller desires to retire a substantial portion of the debt it has incurred which has hindered its operations;

     WHEREAS, the Buyer desires to purchase substantially all of the assets of the Seller and the Seller desires to sell such assets to the Buyer upon the terms and conditions hereinafter set forth;

     WHEREAS, the Investors desire to exchange the Exchanged Debentures for a Class B Membership Interest in the Buyer; and

     WHEREAS, as additional consideration for the purchase of the Net Assets, the Buyer shall surrender to the Seller for cancellation the Exchanged Debentures that the Buyer receives from the Investors.

     NOW, THEREFORE, in consideration of the premises and of the mutual covenants and agreements herein set forth, the parties hereby covenant and agree as follows;

1.   DEFINITIONS

     1.1 "Assets" shall mean all of the assets and properties, real, personal and mixed, including, without limitation, all licenses, copyrights, trademarks, tradenames, accounts receivable, equipment, inventory, barter credits and cash, marketable securities and other cash equivalents of the Seller as at the Closing Date.

     1.2 "Assignment and Assumption Agreement" shall mean the assignment and assumption agreement entered into between the Seller and the Buyer on or before the Closing in the form of Exhibit A hereto.

     1.3  "Bankruptcy Event" shall have the meaning ascribed to such term in
          Section 7.7.

     1.4 "Bill of Sale" shall have the meaning ascribed to such term in Section 2.3, in the form of Exhibit B hereto.

     1.5 "Business" shall mean the business of the Seller as presently conducted as a going concern.

     1.6 "Class B Membership Interest" shall mean a membership interest in Buyer with such rights and privileges as set forth in the Operating Agreement.

     1.7  "Closing" shall have meaning ascribed to such term in Section 10.

     1.8 "Closing Date" shall have the meaning ascribed to such term in Section 10.

     1.9 "Common Stock" shall have the meaning ascribed to such term in Section 5.9.

     1.10 "Commission Documents" shall have the meaning ascribed to such term in
          Section 5.7.

     1.11 "Convertible Debentures" shall mean the 4% convertible debentures of the Seller issued to the Investors on November 7, 2000, pursuant to the Purchase Agreement.

     1.12 "Exchange Act" shall mean the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder.

     1.13 "Exchanged Debentures" shall have the meaning ascribed to such term in
          Section 3.1.

     1.14 "Excluded Assets" shall mean the Assets set forth on Schedule X attached hereto.

     1.15 "Excluded Liabilities" shall mean the Liabilities set forth on Schedule Y attached hereto.

     1.16 "GAAP" shall mean U.S. generally accepted accounting principles.

     1.17 "Information Statement" shall have the meaning ascribed to such term in Section 7.7.

     1.18 "Liabilities" shall mean all debts, accrued liabilities, accrued expenses, accounts payable, obligations, costs, expenses and contingencies of the Seller which exist or have been accrued as at the Closing Date.

     1.19 "Net Assets" shall mean all Assets other than the Excluded Assets.

     1.20 "Net Liabilities" shall mean all Liabilities other than the Excluded Liabilities.

     1.21 "Operating Agreement" shall mean the Buyer's Operating Agreement, substantially in the form of Exhibit C attached hereto.

     1.22 "Purchase Agreement" shall mean that certain Convertible Debenture and Warrants Purchase Agreement, dated October 27, 2000 among the Seller and the Investors.

     1.23 "SEC" shall mean the Securities and Exchange Commission.

     1.24 "Shareholders' Consents" shall have the meaning ascribed to such term in Section 5.10.

2.   ACQUISITION OF THE ASSETS AND ASSUMPTION OF LIABILITIES

     2.1 Transfer of Assets. Subject to the terms and conditions set forth in this Agreement and in reliance upon the representations and warranties herein set forth, at the Closing, the Seller shall sell, assign, transfer, convey and deliver all of the Seller's right, title and interest in the Net Assets and the Business to the Buyer.

     2.2 Assumption of Liabilities. Pursuant to an Assignment and Assumption Agreement, substantially in the form attached hereto as Exhibit A, and as further consideration for the purchase and sale of the Net Assets, the Buyer shall, from and after the Closing Date, assume all Net Liabilities.

     2.3 Bill of Sale. On the Closing Date, Seller shall deliver to the Buyer a bill of sale, deed and such other documents and instruments of conveyance ("Bill of Sale") which shall be necessary to vest in the Buyer good and marketable title to the Net Assets.

     2.4 Books and Records. From and after the Closing Date, the Buyer shall provide the Seller and their representatives such information as the Seller reasonably requires for its reporting obligations under the securities laws pursuant to Section 7.6.

     2.5 Excise Taxes. All sales and documentary and transfer taxes arising out of the sale of the Net Assets hereunder and all charges for or in connection with the recording of any document or instrument herein provided shall be paid by the Buyer.

3.   EXCHANGE AND CANCELLATION OF CONVERTIBLE DEBENTURES

     3.1 Exchange of Convertible Debentures. At the Closing, the Investors, severally and not jointly, agree to exchange with the Buyer, in the aggregate, US$450,000 principal amount of the Convertible Debentures (the "Exchanged Debentures") for, in the aggregate, all of the Buyer's Class B Membership Interests in the manner set forth in the Operating Agreement. At the Closing, each Investor shall deliver to the Buyer the principal amount of Exchanged Debentures set forth on the signature pages hereto, the Buyer and the Investors shall deliver the fully executed Operating Agreement and the Investors shall each receive a receipt evidencing each such Investor's Class B Membership Interest.

     3.2 Cancellation of Buyer's Interest in Convertible Debentures. At the Closing, as additional consideration for the purchase of the Net Assets, the Buyer shall surrender the Exchanged Debentures to the Seller for immediate cancellation. The Buyer acknowledges and agrees that, effective upon surrender of the Exchanged Debentures, the Seller shall be released and discharged from any and all actions, causes of actions, suits, debts, dues, sums of money, accounts, reckonings, bonds, bills, specialties, covenants, contracts, controversies, agreements, promises, variances, trespasses, damages, judgments, extents, executions, claims, and demands whatsoever, in law or equity relating to the Exchanged Debentures.

4.   FURTHER ASSURANCES

     From time to time from and after the Closing, the parties hereto shall execute and deliver, or cause to be executed and delivered, any and all such further agreements, certificates and other instruments, and shall take or cause to be taken any and all such further action, as any of the parties may reasonably deem necessary or desirable in order to carry out the intent and purposes of this Agreement.

5.   REPRESENTATIONS AND WARRANTIES OF SELLER

     The Seller, by its execution of this Agreement, does hereby acknowledge and agree that Buyer is intimately familiar with the Business and financial condition of the Seller. Accordingly, except as otherwise expressly set forth in this Section 5, neither the Seller nor any other officer, director, stockholder or affiliate of the Seller shall make any representation or warranty to the Buyer or any other person firm or corporation, pursuant to this Agreement. Subject to the foregoing and except as set forth on the disclosure schedules attached hereto, the Seller hereby represents and warrants as follows:

     5.1 Valid and Binding Agreement. The Seller has full legal right, power and authority to execute and deliver this Agreement and has the full legal right, power and authority to consummate the transactions contemplated hereby. This Agreement is enforceable against the Seller in accordance with its terms, except to the extent limited by bankruptcy, insolvency, reorganization and other laws affecting creditors' rights generally, and except that the remedy of specific performance or similar equitable relief is available only at the discretion of the court before which enforcement is sought.

     5.2 Organization, Good Standing and Qualification. The Seller: (a) is a corporation duly organized, validly existing and in good standing under the laws of the State of New York; and (b) has all necessary corporate power and authority to carry on its respective business and to own, lease and operate its properties.

     5.3 Subsidiaries. The Seller does not own, directly or indirectly, any stock or other equity securities of any corporation or entity, or have any direct or indirect equity or ownership interest in any person, firm, partnership, corporation, venture or business.

     5.4  Compliance with Laws.

          a) To the best of Seller's knowledge, the Seller is, and has been at all times during the three (3) year period prior to the date hereof, in compliance with all domestic, foreign, federal, state, local and municipal laws and ordinances and governmental rules and regulations and all requirements of insurance carriers, applicable to its business, affairs, properties or assets.

          b) To the best of Seller's knowledge, neither the Seller nor any of its directors, officers or employees, has received any written notice of default or violation, nor, to the best of Seller's knowledge, is the Seller or any of its directors, officers or employees in default or violation, with respect to any judgment, order, writ, injunction, decree, demand or assessment issued by any court or any federal, state, local, municipal or other governmental agency, board, commission, bureau, instrumentality or department, domestic or foreign, relating to any aspect of the Seller's Business, affairs, properties or assets. Neither Seller, nor, to the best of Seller's knowledge, any of its directors, officers or employees, has received written notice of, been charged with, or is under investigation with respect to, any violation of any provision of any federal, state, local, municipal or other law or administrative rule or regulation, domestic or foreign, relating to any aspect of the Seller's Business, affairs, properties or the Assets, which violation would have a material adverse effect on the Seller, the Business or any material portion of the Assets.

     5.5 Litigation. Except as disclosed in the Commission Documents, there is no suit, action, arbitration, or legal, administrative or other proceeding or governmental investigation (including, without limitation, any claim alleging the invalidity, infringement or interference of any patent, patent application, or rights thereunder owned or licensed by the Seller) pending, or to the best knowledge of the Seller, threatened, by or against the Seller or any of its assets or properties. The Seller is not aware of any state of facts, events, conditions or occurrences which might properly constitute grounds for or the basis of any suit, action, arbitration, proceeding or investigation against or with respect to the Seller.

     5.6 Transactions with Affiliates. No asset employed or used in any of the Business of the Seller is owned by, leased from or leased to Seller, or any other partnership, corporation or trust formed, owned or operated for Seller's benefit, or any officer, director or employee of the Seller or any affiliate of the Seller.

     5.7 Commission Documents, Financial Statements. The common stock of the Seller (the "Common Stock") is registered pursuant to Section 12(g) of the Exchange Act, and the Seller has filed all reports, schedules, forms, statements and other documents required to be filed by it with the Commission pursuant to the reporting requirements of the Exchange Act, including material filed pursuant to Section 13(a) or 15(d) of the Exchange Act (the "SEC Documents"), and the Seller has filed with the SEC its Form 10-KSB for the year ended December 31, 2001 (the Seller's SEC Documents, including filings incorporated by reference therein, herein referred to as the "Commission Documents"). The Commission Documents complied in all material respects with the requirements of the Exchange Act and the rules and regulations of the Commission promulgated thereunder, and do not contain any material untrue statement of a material fact or omit to state a material fact materially required to be stated therein or necessary in order to make the statements therein, in light of the circumstances under which they were made, not materially misleading. The financial statements of the Seller included in the Commission Documents comply as to form in all material respects with applicable accounting requirements and the published rules and regulations of the SEC applicable thereto or other applicable rules and regulations with respect thereto. Such financial statements have been prepared in accordance with GAAP applied on a consistent basis during the periods involved (except (i) as may be otherwise indicated in such financial statements or the notes thereto or (ii) in the case of unaudited interim statements, to the extent they may not include footnotes or may be condensed or summary statements), and fairly present in all material respects the financial position of the Seller as of the dates thereof and the results of operations and cash flows for the periods then ended (subject, in the case of unaudited statements, to normal year-end audit adjustments).

     5.8 Consent of Seller's Shareholders. By written consents in lieu of a meeting dated March __, 2002, the Seller's shareholders holding at least a majority of the voting rights of all outstanding shares of capital stock as of such date have duly voted in favor of the following actions:

          a) sale by the Seller of the Net Assets to the Buyer, in exchange for the assumption by the Buyer of the Net Liabilities; and

          b) amendment of Seller's Certificate of Incorporation to increase the authorized number of shares of Common Stock that the Seller may issue from 25,000,000 to 200,000,000.

          c) Having sufficient voting power to approve such proposals through such shareholders' ownership of the capital stock, no other consents will be solicited in connection with the aforementioned actions. Pursuant to Rule 14c-2 under the Securities Exchange Act of 1934, as amended, the actions will not be effective until 20 days after the date the Information Statement is mailed to the Seller's shareholders. An executed copy of all such written consents, duly certified by an officer of the Seller, is attached hereto as Exhibit D ("Shareholders' Consents").

     5.9 Liabilities. Set forth on the disclosure schedules is a true, correct and complete list of all of the material Liabilities and the names and addresses of the creditors of the Seller.

6.   REPRESENTATIONS AND WARRANTIES OF THE BUYER

     Except as set forth on the disclosure schedules attached hereto, the Buyer represents and warrants to the Seller and the Investors as follows:

     6.1 Valid and Binding Agreement. The Buyer has full legal right, power and authority to execute and deliver this Agreement and to consummate the transactions contemplated hereby. This Agreement constitutes the legal, valid and binding obligations of the Buyer, enforceable against the Buyer in accordance with their respective terms, except to the extent limited by bankruptcy, insolvency, reorganization and other laws affecting creditors' rights generally, and except that the remedy of specific performance or similar equitable relief is available only at the discretion of the court before which enforcement is sought.

     6.2 Organization, Good Standing and Qualification. The Buyer: (a) is a limited liability company validly existing under the laws of the State of Delaware, (b) is not required, by the nature of its properties or business, to be qualified to do business as a foreign entity or corporation in any foreign jurisdiction except New York upon the Closing.

     6.3 Issuance of Class B Membership Interest. The Class B Membership Interests to be issued under this Agreement and the Operating Agreement have been duly authorized by all necessary action required under applicable law, when paid for and issued in accordance with the terms hereof, the Class B Membership Interests shall be validly issued and outstanding, fully paid and non-assessable, and the Investors shall be entitled to all rights accorded to a holder of the Class B Membership Interest under the Operating Agreement and applicable law. The Class B Membership Interest issued hereunder shall be free from restrictions on transfer other than restrictions on transfer under this Agreement, the Operating Agreement and applicable federal, state, local and foreign securities laws.

     6.4 Litigation. No litigation or administrative proceeding of or before any court, tribunal or government entity is presently pending, or, to the knowledge of the Buyer, threatened against the Buyer or any properties of the Buyer or with respect to this Agreement, which, if adversely determined, could have a material adverse effect on the Buyer or which would draw into question the validity of this Agreement.

7.   ADDITIONAL AGREEMENTS OF THE PARTIES

     7.1 Confidentiality. Notwithstanding anything to the contrary contained in this Agreement, and subject only to any disclosure requirements which may be imposed upon the parties hereto under applicable state or federal securities laws, it is expressly understood and agreed by the parties that (i) this Agreement and the conversations, negotiations and transactions relating hereto and/or contemplated hereby, and (ii) all financial information, business records and other non-public information concerning the Seller and the Buyer which the Buyer, Seller or their representatives has received or may hereafter receive, shall be maintained in the strictest confidence by the parties hereto, and shall not be disclosed to any person that is not associated or affiliated with the Buyer or the Seller and involved in the transactions contemplated hereby, without the prior written approval of the parties hereto, except to the extent required by law or regulation, or the extent such information becomes generally available to the public. Subject to the foregoing, the parties hereto shall use their best efforts to avoid disclosure of any of the foregoing or undue disruption of any of the business operations or personnel of the other parties hereto.

     7.2 Additional Agreements and Instruments. On or before the Closing Date, the parties shall execute, deliver and file all exhibits, agreements, certificates instruments and other documents, not inconsistent with the provisions of this Agreement, which, in the opinion of counsel to the parties hereto, shall reasonably be required to be executed, delivered and filed in order to consummate the transactions contemplated by this Agreement.

     7.3 Non-Interference. The parties hereto shall not cause to occur any act, event or condition which would cause any of their respective representations and warranties made in this Agreement to be or become untrue or incorrect in any material respect as of the Closing Date, or would interfere with, frustrate or render unreasonably expensive the satisfaction by the other party or parties of any of the conditions precedent set forth in this Agreement.

     7.4 Reporting and Compliance with the Law. From the date hereof through the Closing Date, the Seller shall duly and timely file all tax returns required to be filed with the proper authorities and duly observe and conform, in all material respects, to all applicable laws and orders. The Seller has applied for an extension of time in connection with its 2001 year end tax returns, and in the event that the Seller has not completed such prior to the Closing Date, the Buyer shall cooperate with the Seller to file such tax returns as soon as practicable thereafter.

     7.5 No Bankruptcy Filing or Pending Acquisition. The Buyer hereby covenants and agrees that as at the date hereof and on the Closing
          Date: (a) the Buyer has no present intention to effect any assignment for the benefit of creditors or filing under the federal Bankruptcy Act or any state law affecting creditors and debtors, whether voluntary or involuntary (a "Bankruptcy Event"); and (b) there is not pending or contemplated by the Buyer, the acquisition of the securities or assets of any person, firm or corporation, or any joint venture or other material transaction with any such person, firm or corporation which has not been fully disclosed in writing to the other parties.

     7.6 Preparation of Financial and SEC Documents. After the Closing Date, Buyer agrees to use reasonable efforts to cooperate with the Seller in the preparation of the Seller's SEC Documents for a reasonable period of time hereafter.

     7.7 Information Statement. Within three business days following the date hereof, the Seller shall file a preliminary Information Statement relating to the transactions contemplated by this Agreement with the SEC (the "Information Statement") and upon clearance from the SEC, the Seller shall, within five business days of such clearance, distribute the definitive Information Statement to the Seller's shareholders in compliance with Rule 14c-2 under the Exchange Act. The Information Statement and the delivery thereof will comply in all material respects with the requirements of the Exchange Act and the rules and regulations of the SEC promulgated thereunder.

     7.8 Corporate Action. Prior to the Closing, the Seller shall file such certificates or other documents in order to effectuate the matters contemplated by the Shareholders' Consents.

8.   CONDITIONS PRECEDENT TO BUYER'S PERFORMANCE

     In addition to the fulfillment of the parties' agreements in Section 7 above, the obligations of Buyer to consummate the transactions contemplated by this Agreement are further subject to the satisfaction, on or before the Closing Date, of all the following conditions, any one or more of which may be waived in writing by the Buyer:

     8.1 Accuracy of Representations and Warranties All representations and warranties made by Seller in this Agreement, in any schedule(s) hereto, and/or in any written statement delivered to the Buyer under this Agreement shall be true and correct in all material respects on and as of the Closing Date as though such representations and warranties were made on and as of such dates.

     8.2 Performance. The Seller and the Investors shall have performed, satisfied and complied with all covenants, agreements and conditions required by this Agreement to be performed, satisfied or complied with by them on or before the Closing Date.

     8.3 Certification. The Buyer shall have received a certificate, dated as of the Closing Date, signed by the Seller, certifying, in such detail as the Buyer and its counsel may reasonably request, that the conditions specified in Sections 8.1 and 8.2 above have been fulfilled.

     8.4 Resolutions. The Buyer shall have received certified consents of the Board and shareholders of the Seller in form reasonably satisfactory to counsel for the Buyer, authorizing the execution, delivery and performance of this Agreement, and all actions to be taken by the Seller hereunder.

     8.5 Absence of Litigation. No action, suit or proceeding by or before any court or any governmental body or authority, against the Seller or pertaining to the transactions contemplated by this Agreement or their consummation, not disclosed in the Commission Documents, shall have been instituted on or before the Closing Date, which action, suit or proceeding would, if determined adversely, (a) have a material adverse effect on the Seller, its Business or any material portion of its assets, (b) impair the ability of the Seller to deliver all of the Assets to the Buyer in accordance with the terms of this Agreement, or
          (c) impair the ability of the Buyer to consummate its acquisition of the Assets.

     8.6  Consents. All necessary disclosures to and agreements and consents of
          (a) any parties to any material contracts and/or licensing authorities which are material to the Seller's Business, and (b) any governmental authorities or agencies to the extent required in connection with the transactions contemplated by this Agreement, shall have been obtained and true and complete copies thereof delivered to the Buyer.

     8.7 Proceedings and Instruments Satisfactory. All proceedings, corporate or other, to be taken in connection with the transactions contemplated by this Agreement, and all documents incidental thereto, shall be reasonably satisfactory in form and substance to the Buyer and its counsel.

     8.8 Satisfaction of Agreements. All of the obligations and agreements of Seller specified in Section 7 shall have been satisfied by Seller to the reasonable satisfaction of the Buyer.

9.   CONDITIONS PRECEDENT TO SELLER'S AND INVESTORS' PERFORMANCE

     In addition to the fulfillment of the parties' agreements in Section 7 above, the obligations of Seller and the Investors to consummate the transactions contemplated by this Agreement are further subject to the satisfaction, at or before the Closing Date of all of the following conditions, any one or more of which may be waived in writing by the Seller and the
Investors:

     9.1 Accuracy of Representations and Warranties. All representations and warranties made by the Buyer in this Agreement and/or in the written statement delivered by the Buyer under this Agreement shall be true and correct in all material respects on and as of the Closing Date as though such representations and warranties were made on and as of such dates.

     9.2 Performance. The Buyer shall have performed, satisfied and complied with all covenants, agreements and conditions required by this Agreement to be performed, satisfied or complied with by the Buyer on or before each of the Closing Date.

     9.3 Certification. The Seller shall have received a certificate, dated the each of the Closing Date, signed by the Buyer certifying, in such detail as the Seller and its counsel may reasonably request, that the conditions specified in Sections 9.1 and 9.2 above have been fulfilled.

     9.4 Resolutions. The Seller shall have received certified resolutions of the managing member of the Buyer, in form reasonably satisfactory to counsel for the Seller, authorizing the execution, delivery and performance of this Agreement and all actions to be taken by the Buyer hereunder.

     9.5 Proceedings and Instruments Satisfactory. All proceedings to be taken in connection with the transactions contemplated by this Agreement, and all documents incidental thereto, shall be reasonably satisfactory in form and substance to the Seller and its counsel.

     9.6 Satisfaction of Agreements. All of the obligations and agreements of the Buyer specified in Section 7 shall have been satisfied by the Buyer to the reasonable satisfaction of Seller.

     9.7 Approval of Seller's Stockholders. This Agreement and all of the transactions contemplated hereby and pursuant to the Information Statement shall have been duly approved, adopted and ratified by a sufficient number of the votes of the shareholders of the Seller.

     9.8 Representations. At or prior to the Closing, the Investors shall have received documents as the Investors or its counsel shall reasonably require incident to the Closing to confirm the representations and warranties of the other parties.

     9.9 Consent of Creditors. At or prior to the Closing, the Seller shall have obtained the written consent of substantially all of the creditors set forth on Schedule 5.9 attached hereto, in a form reasonably satisfactory to the Investors, to the terms of the Assignment and Assumption Agreement.

10.  CLOSING

     10.1 Closing Date. Unless this Agreement shall be terminated pursuant to
          Section 11 below, the delivery of all consideration, documents and instruments required pursuant to this Agreement and set forth below to be executed and delivered (the "Closing"), shall take place at the offices of Feldman Weinstein LLP, 36 West 44th Street, New York, New York 10036, or such other location in New York, New York or elsewhere as agreed to between the parties, on such date as shall be more than 23 calendar days from the date the Information Statement shall have been mailed to the Seller's shareholders in compliance with Rule 14c-2 under the Exchange Act; provided, however, that in no event shall the Closing Date be later than 60 calendar days from the date hereof without the written consent of all parties hereto (the date of the Closing being referred to in this Agreement as the "Closing Date").

     10.2 Closing Deliveries. At the Closing, the following documents shall be delivered by the respective parties, unless waived by all of the parties hereto:

          a) Fully executed original of this Agreement and the disclosures attached hereto;

          b)   Fully executed original Operating Agreement;

          c) Receipt of all Class B Membership Interests issued to the Investors from the Buyer;

          d)   Exchanged Debentures duly assigned to the Buyer;

          e) Duly executed notice to the Buyer surrendering the Exchanged Debentures for cancellation upon receipt thereof;

          f)   Duly executed Assignment and Assumption Agreement;

          g)   Duly executed Bill of Sale;

          h) President's Certificate of Seller substantially in the form of Exhibit E attached hereto;

          i) Managing Member's Certificate of Buyer substantially in the form of Exhibit E attached hereto;

          j)   Documents as required pursuant to Section 9.8; and

          k) Copies of the executed written consents of the Seller's creditors as required pursuant to Section 9.9.

11.  TERMINATION OF AGREEMENT

     11.1 Termination. This Agreement may be terminated and the transactions contemplated hereby may be abandoned at any time prior to the Closing
          Date:

          a)   by the mutual written consent of all of the parties hereto;

          b) by any party, if: (i) a material breach shall exist with respect to the written representations and warranties made by another party or parties, as the case may be, (ii) another party shall fail to perform any covenant or agreement on their part to be performed hereunder, or shall take any action prohibited by this Agreement, if such actions shall or may have a material adverse effect on the Seller and/or the transactions contemplated hereby,
               (iii) another party shall not have furnished, upon reasonable notice therefor, such certificates and documents required in connection with the transactions contemplated hereby and matters incidental thereto as it or they shall have agreed to and matters incidental thereto as it or they shall have agreed to furnish, and it is reasonably unlikely that the other party will be able to furnish such item(s) prior to May 31, 2002, or (iv) any consent of any third party to the transactions contemplated hereby (whether or not the necessity of which is disclosed herein or in any Schedule hereto) is reasonably necessary to prevent a default under any outstanding material obligation of Seller or the Buyer, and such consent is not obtainable without material cost or penalty (unless the party or parties not seeking to terminate this Agreement agree or agrees to pay such cost or penalty); or

          c) by any party, at any time on or after May 31, 2002, if the transactions contemplated to be consummated at the Closing shall not have been consummated prior thereto, and the party or parties directing termination shall not then be in breach or default of any obligations imposed upon such party by this Agreement.

     11.2 Effect of Termination of Agreement. In the event of termination of this Agreement pursuant to Section 11.1(a), no party to this Agreement shall have any liability to the other for the termination of this Agreement. In the event of termination by any party as provided in this Section 11.1(b), prompt written notice shall be given to the other party.

12.  INDEMNIFICATION

     12.1 General.

          a) Seller. The Seller hereby agrees to defend, indemnify and hold harmless the Buyer from, against and in respect of any and all claims, losses, costs, expenses, obligations, liabilities, damages, recoveries and deficiencies, including interest, penalties and reasonable attorneys' fees (collectively "Losses"), that the Buyer may incur, sustain or suffer as a result of the failure of the Seller to perform any of the covenants and agreements of the Seller contained in this Agreement on the Closing Date or thereafter except to the extent such failure results from the actions or omissions of the Buyer or its nominees or representatives (hereinafter referred to as "Seller Covenant Losses").

          b) The Buyer. The Buyer does hereby agree to defend, indemnify and hold harmless the Seller and the Investors from, against and in respect of any and all Losses that the Seller or the Investors many incur, sustain or suffer as a result of:

               (i) a breach of any of the representations, and warranties of the Buyer which are contained in Article 6 of this Agreement (hereinafter referred to as "Buyer Breach of Warranty Losses"); or

               (ii) the failure of the Buyer to perform any of the covenants and agreements of Buyer contained in this Agreement on the Closing Date or thereafter (hereinafter referred to as "Buyer Covenant Losses").

     12.2 Limitations on Breach of Warranty Losses.

          a) Anything elsewhere contained in this Agreement to the contrary notwithstanding, except for any Losses involving a finding by any court of competent jurisdiction (from which no appeal can or has been taken) that statutory or common law fraud has been committed by the Buyer, any affiliate of the Buyer, the Buyer shall not be liable with respect to any Buyer Breach of Warranty Losses unless and until the aggregate amount of all such Buyer Breach of Warranty Losses incurred by the Seller or the Investors shall exceed the sum of $5,000 (the "Basket").

          b) The provisions of Section 12.2(a) shall apply only to a Buyer Breach of Warranty Losses. In the event that any Seller Covenant Losses or Buyer Covenant Losses shall occur and shall be continuing at any time from and after the Closing Date, the injured party or parties shall have all applicable remedies at law or in equity available to it, as are provided in this Agreement, without regard to any Basket.

     12.3 Claims for Indemnity. Whenever a claim shall arise for which any party shall be entitled to indemnification hereunder, the indemnified party shall notify the indemnifying party in writing within sixty (60) days of the indemnified party's first receipt of notice of, or the indemnified party's obtaining actual knowledge of, such claim, and in any event within such shorter period as may be necessary for the indemnifying party or parties to take appropriate action to resist such claim. Such notice shall specify all facts known to the indemnified party giving rise to such indemnity rights and shall estimate (to the extent reasonably possible) the amount of potential liability arising therefrom. If the indemnifying party shall be duly notified of such dispute, the parties shall attempt to settle and compromise the same or may agree to submit the same to arbitration or, if unable or unwilling to do any of the foregoing, such dispute shall be settled by appropriate litigation, and any rights of indemnification established by reason of such settlement compromise, arbitration or litigation shall promptly thereafter be paid and satisfied by the indemnifying party or parties obligated to make indemnification hereunder.

     12.4 Right to Defend. If the facts giving rise to any claim for indemnification shall involve any actual or threatened action or demand by any third party against the indemnified party or any of its affiliates, the indemnifying party or parties shall be entitled (without prejudice to the indemnified party's right to participate at its own expense through counsel of its own choosing), at its expense and through a single counsel of its own choosing, to defend or prosecute such claim in the name of the indemnifying party or parties, or any of them, or if necessary, in the name of the indemnified party. In any event, the indemnified party shall give the indemnifying party advance written notice of any proposed compromise or settlement of any such claim. If the remedy sought in any such action or demand is solely money damages, the indemnifying party shall have fifteen (15) days after receipt of such notice of settlement to object to the proposed compromise or settlement, and if the indemnifying party does so object, the indemnifying party shall be required to undertake, conduct and control, through counsel of its own choosing and at its sole expense, the settlement or defense thereof, and the indemnified party shall cooperate with the indemnifying party in connection therewith.

     12.5 Resolution of Disputes.

          a) This Agreement shall be governed by and construed in accordance with the laws of the State of New York applicable to contracts made in New York by persons domiciled in New York City and without regard to its principles of conflicts of laws. Each party hereto agrees to submit themselves to the in personam jurisdiction of the state and federal courts situated within the Southern District of the State of New York with regard to any controversy arising out of or relating to this Agreement. The non-prevailing party to any dispute hereunder shall pay the expenses of the prevailing party, including reasonable attorneys' fees, in connection with any such dispute.

          b) Notwithstanding Section 12.5(a) above, in the event that any actual or anticipatory breach of any covenant and agreement contained herein by any one or more party may cause irreparable damage to any other parties hereto for such actually or potentially damaged party would have no adequate remedy at law, the aggrieved party or parties may immediately apply to any court of competent jurisdiction for a temporary restraining order or such other preliminary or permanent injunctive or interim relief as may be deemed appropriate by such court.

13.  COSTS

     13.1 Finder's or Broker's Fees. Each of the Buyer and the Seller represents and warrants that neither it nor any of its respective affiliates has dealt with any broker or finder in connection with any of the transactions contemplated by this Agreement, and no broker or other person is entitled to any commission or finder's fee in connection with any of these transactions.

     13.2 Expenses. The parties shall each pay all costs and expenses incurred or to be incurred by them, respectively, in negotiating and preparing this Agreement and in closing and carrying out the transactions contemplated by this Agreement, except to the extent set forth in Schedule Y.

14.  FORM OF AGREEMENT

     14.1 Effect of Headings. The Section headings used in this Agreement and the titles of the Schedules hereto are included for purposes of convenience only, and shall not affect the construction or interpretation of any of the provisions hereof or of the information set forth in the disclosure schedules.

     14.2 Entire Agreement; Waivers. This Agreement constitutes the entire agreement between the parties pertaining to the subject matter hereof, and supersedes all prior agreements or understandings as to such subject matter. No party hereto has made any representation or warranty or given any covenant to the other except as set forth in this Agreement. No waiver of any of the provisions of this Agreement shall be deemed, or shall constitute, a waiver of any other provisions, whether or not similar, nor shall any waiver constitute a continuing waiver. No waiver shall be binding unless executed in writing by the party making the waiver.

     14.3 Counterparts. This Agreement may be executed simultaneously in any number of counterparts; each of which shall be deemed an original, but all of which together shall constitute one and the same instrument. Except as otherwise stated herein, in lieu of the original documents, a facsimile transmission or copy of the original documents shall be as effective and enforceable as the original.

15.  PARTIES

     15.1 Parties in Interest. Nothing in this Agreement, whether expressed or implied, is intended to confer any rights or remedies under or by reason of this Agreement on any persons other than the parties to it and their respective heirs, executors, administrators, personal representatives, successors and permitted assigns, nor is anything in this Agreement intended to relieve or discharge the obligations or liability of any third persons to any party to this Agreement.

     15.2 Notices. All notices, requests, demands and other communications under this Agreement shall be in writing and shall be deemed to have been duly given (i) on the date of service if served personally on the party to whom notice is to be given, or if given by facsimile transmission to the number indicated below, or (ii) on the third day after mailing if mailed to the party to whom notice is to be given, by first class mail, registered or certified, postage prepaid, and properly addressed as follows:

                           If to the Buyer:

                                    STARBRAND, LLC
                                    [ADDRESS]

                           If to Seller:

                                    Famous Fixins, Inc.
                                    2500 W. 57th Street, Suite 1112
                                    New York, NY  10107
                                    Attention: Jason Bauer, President

                           If to the Investors:

                                    As set forth on the signature page hereto.

     or to such other address as either party shall have specified by notice in writing given to the other party.

16.  MISCELLANEOUS

     16.1 Amendments and Modifications. No amendment or modification of this Agreement shall be valid unless made in writing and signed by the party to be charged therewith.

     16.2 Binding Effect. This Agreement shall be binding upon and shall inure to the benefit of the parties hereto and their respective heirs, executors, administrators, personal representatives, successors and permitted assigns.

     16.3 Severability. Whenever possible, each provision of this Agreement shall be interpreted in such manner as to be effective and valid under applicable Law, but if any provision of this Agreement should be prohibited or invalid under applicable Law, such provision shall be ineffective to the extent of such prohibition or invalidity without invalidating the remainder of such provision or the remaining provisions of this Agreement.

                               *******************

     IN WITNESS WHEREOF, the parties have executed this Agreement on and as of the date first set forth above.

                            FAMOUS FIXINS, INC.


                            By:  /s/_____________________________
                                   Name:  Jason Bauer
                                   Title:   Pres

                            STARBRAND, LLC


                            By:  /s/_____________________________
                                  Name:  Jason Bauer
                                  Title:   Managing Director

                                   INVESTORS:

Address:                                      ROSEWORTH GROUP, LTD
C/o Beacon Capital Management
Harbour House, 2nd Floor
Waterfront Drive                              By:  /s/__________________________
Road Town, Tortola, BVI                            Name:  David Sims
Principal Amount of Exchanged Debentures:          Title:    Director
$195,000


Address:                                      AUSTOST ANSTALT SCHAAN
Landstrasse 163
9494 Furstenweg
Vaduz, Liechtenstein                          By:  /s/__________________________
Principal Amount of Exchanged Debentures:          Name:
$112,000                                           Title:   (Representative)


Address:                                      BALMORE FUNDS, S.A
Trident Chambers
Road Town, Tortola, BVI
Principal Amount of Exchanged Debentures      By:  /s/_________________________
$143,000                                           Name:
                                                   Title:  Director

                                   SCHEDULE X

     1. any claims for tax refunds, tax loss carryforwards or carrybacks or tax credits of any kind applicable to the Business, income (loss) or Assets of the Seller prior to the Closing Date.

     2. the stock book, minute book, stock records, transfer sheets and other corporate records of the Seller.

                                   SCHEDULE Y

1. Outstanding principal and interest of the Convertible Debentures, excluding $450,000 Exchanged Debentures; and

2. Outstanding principal and interest of the Seller's non-convertible promissory notes issued to Roseworth Group Limited and Alpha Capital AG.

3. Outstanding principal and interest of Seller's 4% convertible debentures issued to AMRO International, S.A.

4. Notwithstanding Section 13.2 of the Agreement, the reasonable legal, accounting and SEC disclosure related fees, including filing fees, mailing costs, or other expenses which were and will reasonably be incurred in connection with this transaction, including Commission Documents less $20,000 to be paid by the Buyer; provided the Investors have given their prior written consent to the payment by the Seller of such fees.

                              DISCLOSURE SCHEDULES

                                    EXHIBIT A

                       ASSIGNMENT AND ASSUMPTION AGREEMENT


     This AGREEMENT is made this 15th day of May 2002, by and among Starbrand, LLC, a Delaware limited liability company, having an address at 2500 W. 57th Street, Suite 1112, New York, New York ("Assignee" or the "Company") and Famous Fixins, Inc., a New York corporation, having an address at 2500 W. 57th Street, Suite 1112, New York, New York ("Assignor").


                              W I T N E S S E T H:

     WHEREAS, Assignor and Assignee have entered into a Settlement of Debts and Asset Purchase Agreement dated as of March 29, 2002 ("Purchase Agreement"). Capitalized terms not defined herein shall have the meanings ascribed to them in the Purchase Agreement; and

     WHEREAS, Assignor desires to sell, assign and transfer to Assignee the Business, Net Assets and the Net Liabilities and Assignee desires to accept said sale, assignment, transfer and acquisition of the Business, the Net Assets and the Net Liabilities from Assignor upon the terms and conditions hereinafter set forth.

     NOW, THEREFORE, in consideration of the foregoing premises and the mutual covenants contained herein, and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties agree as follows:

     1. Assignment of the Business, the Net Assets and the Net Liabilities. Subject to the terms and conditions set forth herein and in the Purchase Agreement, Assignor hereby assigns and transfers to Assignee, and Assignor agrees to purchase and assume from Assignee, (i) the Business, the Net Assets and the Net Liabilities of the Assignor being sold and assigned to Assignee hereunder, (ii) its rights, liabilities, duties and obligations in and to the Net Liabilities (whether known or unknown, whether absolute or contingent, whether liquidated or unliquidated and whether due or to become due) undertaken by Assignor, and (iii) all of the Net Assets currently owned by Assignor, of every kind and description, real, personal and mixed, tangible and intangible, wherever situated.

     2. Assignee Bound. Assignee hereby accepts the foregoing assignment and transfer and promises to be bound by and upon all the covenants, agreements, terms and conditions set forth herein and in the Purchase Agreement on the part of the Assignee.

     3. Assignee Indemnification. Assignee shall and does hereby indemnify and save Assignor harmless from and against any and all claims, demands, actions, causes of action, suits, proceedings, damages, liabilities, costs and expenses of every nature whatsoever and relating to the Business, the Net Assets and the Net Liabilities (including without limitation all reasonable attorneys' fees and expenses) and arising from matters occurring after the date hereof.

     4. Assignor Indemnification. Assignor shall and does hereby indemnify and save Assignee harmless from and against any and all claims, demands, actions, causes of action, suits, proceedings, damages, liabilities, costs and expenses of every nature whatsoever and relating to the Excluded Assets or Excluded Liabilities.

     5. Benefit and Assignments. This Agreement shall be binding upon and inure to the benefit of the parties hereto and their respective successors and assigns; provided, however, that no party shall assign or transfer all or any portion of this Agreement without the prior written consent of the other party, and any such attempted assignment shall be null and void and of no force or effect.

     6. Broker. The parties represent and warrant to each other that all negotiations relating to this Agreement and the transactions contemplated hereby have been carried on between them directly and without the intervention of any other party in such manner as to give rise to any valid claim against any of the parties for a brokerage commission, finder's fee or other like payment.

     7. Waiver. Any party hereto shall have the right to waive compliance by the other of any term, condition or covenant contained herein. Such waiver shall not constitute a waiver of any subsequent failure to comply with the same or any different term, condition or covenant.

     8. Applicable Law. This Agreement shall be governed by and construed in accordance with the laws of the State of New York applicable to contracts made in New York by persons domiciled in New York City and without regard to its principles of conflicts of laws. Each party hereto agrees to submit themselves to the in personam jurisdiction of the state and federal courts situated within the Southern District of the State of New York with regard to any controversy arising out of or relating to this Agreement.

     9. Headings. The paragraph headings of this Agreement are for convenience of reference only and do not form a part of the terms and conditions of this Agreement or give full notice thereof.

     10. Severability. Any provision hereof that is prohibited or unenforceable in any jurisdiction shall, as to such jurisdiction, be ineffective to the extent of such prohibition or unenforceability, without invalidating the remaining provisions hereof, and any such prohibition or unenforceability in any jurisdiction shall not invalidate or render unenforceable such provision in any other jurisdiction.

     11. Entire Agreement. This Agreement, the Purchase Agreement and the Schedules and Exhibits thereto, contain the entire understanding between the parties, no other representations, warranties or covenants having induced either party to execute this Agreement. This Agreement, the Purchase Agreement and the Schedules and Exhibits thereto supersedes all prior or contemporaneous agreements with respect to the subject matter hereof. This Agreement may not be amended or modified in any manner except by a written agreement duly executed by the party to be charged, and any attempted amendment or modification to the contrary shall be null and void and of no force or effect.

     12. Joint Drafting. The parties agree that this Agreement shall be deemed to have been drafted jointly by all parties hereto, and no construction shall be made other than with the presumption of such joint drafting.

     13. Counterparts. This Agreement may be executed by the parties hereto in one or more counterparts, each of which shall be deemed an original and which together shall constitute one and the same instrument. In lieu of the original documents, a signed facsimile transmission or copy of the original documents shall be as effective and enforceable as the original.

     IN WITNESS WHEREOF, each of the parties hereto has caused this Assignment and Assumption Agreement to be executed as of the day and year first above written.


         WITNESS:                    ASSIGNOR:

                                            FAMOUS FIXINS, INC.


         /s/                              By: /s/
        -------------------                    -------------------------
                                                Name:  Jason Bauer
                                                Title: Pres

         WITNESS:                    ASSIGNEE:

                                            STARBRAND, LLC


         /s/                              By: /s/
        -------------------                    -------------------------
                                                Name:  Jason Bauer
                                                Title: Pres

                                    EXHIBIT B

                                  BILL OF SALE

     KNOW ALL MEN BY THESE PRESENTS, pursuant to that certain Settlement of Debts and Asset Purchase Agreement (the "Agreement"), dated as of March 29, 2002 by and among Famous Fixins, Inc. (the "Seller"), having an address at 2500 W. 57th Street, Suite 1112, New York, New York, Starbrand, LLC (the "Buyer"), having an address at 2500 W. 57th Street, Suite 1112, New York, New York, management of the Seller and certain debt holders of the Seller in connection with the sale of substantially all of the assets and business of the Seller, that the undersigned Seller, for and in consideration of the payment of the good and valuable consideration set forth therein, the receipt and sufficiency of which is hereby acknowledged, does hereby convey, transfer and assign to the Buyer as of the date hereof all of Seller's right, title and interest in and to all of the Net Assets.

     TO HAVE AND TO HOLD, the Net Assets are hereby sold, assigned, transferred and conveyed to the Buyer, its successors and assigns, to and for their own use and benefit forever.

     Capitalized terms used but defined in the Bill of Sale shall have the same meaning as are ascribed to such terms in the Agreement.

     This instrument shall be binding upon Seller, its respective successors and assigns, and shall inure to the benefit of Buyer and its successors and assigns.

     This Bill of Sale shall be governed by, construed and enforced in accordance with the laws of New York.

     IN WITNESS WHEREOF, Seller has caused this Bill of Sale to be executed as of the 15th day of May, 2002.


                            FAMOUS FIXINS, INC.


                            By:  /s/
                                 ------------------------------
                                 Name:  Jason Bauer
                                 Title: Pres

                                                                   EXHIBIT 10.1

                            4% CONVERTIBLE DEBENTURE

         NEITHER THESE SECURITIES NOR THE SECURITIES ISSUABLE UPON CONVERSION HEREOF HAVE BEEN REGISTERED WITH THE UNITED STATES SECURITIES AND EXCHANGE COMMISSION OR THE SECURITIES COMMISSION OF ANY STATE OR UNDER THE SECURITIES ACT OF 1933, AS AMENDED (THE "ACT"). THE SECURITIES ARE RESTRICTED AND MAY NOT BE OFFERED, RESOLD, PLEDGED OR TRANSFERRED EXCEPT AS PERMITTED UNDER THE ACT PURSUANT TO AN EFFECTIVE REGISTRATION STATEMENT OR AN EXEMPTION FROM SUCH REGISTRATION REQUIREMENTS.


No. S-1                                                               US $50,000

                               Famous Fixins, Inc.

                   4% CONVERTIBLE DEBENTURE DUE JULY 30, 2003



     THIS DEBENTURE is issued by Famous Fixins, Inc., a corporation organized and existing under the laws of the State of New York (the "Company") and is designated as its 4% Convertible Debenture Due July 30, 2003.


     FOR VALUE RECEIVED, the Company promises to pay to Alpha Capital A.G. or permitted assigns (the "Holder"), the principal sum of Fifty Thousand Dollars and 00/100 (US $50,000) Dollars on July 30, 2003 (the "Maturity Date") and to pay interest on the principal sum outstanding from time to time semi-annually in arrears at the rate of 4% per annum accruing from the date of initial issuance. Accrual of interest shall commence on the first business day to occur after the date of initial issuance and continue until payment in full of the principal sum has been made or duly provided for. Semi-annual interest payments shall be due and payable on December 1 and June 1 of each year, commencing with December 1, 2002. If any interest payment date or the Maturity Date is not a business day in the State of New York, then such payment shall be made on the next succeeding business day. The Company will pay the principal of, and any accrued but unpaid interest due upon this Debenture on the Maturity Date, by check or wire transfer to the person who is the registered holder of this Debenture as of the tenth day prior to the Maturity Date and addressed to such holder at the last address appearing on the Debenture Register. The forwarding of such check or money order shall constitute a payment of principal and interest hereunder and shall satisfy and discharge the liability for principal and interest on this Debenture to the extent of the sum represented by such check or wire transfer plus any amounts so deducted.


     This Debenture is subject to the following additional provisions:


     1. The Company shall be entitled to withhold from all payments of interest on this Debenture any amounts required to be withheld under the applicable provisions of the United States income tax laws or other applicable laws at the time of such payments, and Holder shall execute and deliver all required documentation in connection therewith.


     2. This Debenture has been issued subject to investment representations of the original purchaser hereof and may be transferred or exchanged only in compliance with the Securities Act of 1933, as amended (the "Act"), and other applicable state and foreign securities laws. The Holder shall deliver written notice to the Company of any proposed transfer of this Debenture. In the event of any proposed transfer of this Debenture, the Company may require, prior to issuance of a new Debenture in the name of such other person, that it receive reasonable transfer documentation including legal opinions that the issuance of the Debenture in such other name does not and will not cause a violation of the Act or any applicable state or foreign securities laws. Prior to due presentment for transfer of this Debenture, the Company and any agent of the Company may treat the person in whose name this Debenture is duly registered on the Company's Debenture Register as the owner hereof for the purpose of receiving payment as herein provided and for all other purposes, whether or not this Debenture be overdue, and neither the Company nor any such agent shall be affected by notice to the contrary. This Debenture shall have the same rights and privileges, including registration rights, accorded the debentures executed and delivered pursuant to the Convertible Debenture and Warrants Purchase Agreement dated as of October 27, 2000 between the Company and the original Holder (the "Purchase Agreement"). Capitalized terms used and not otherwise defined herein shall have the meanings set forth for such terms in the Purchase Agreement.


     3. Provided that (i) a registration statement registering shares of Common Stock issuable pursuant to the Equity Line (the "Equity Line Registration Statement") is not effective on the Maturity Date, or
          (ii) the Equity Line Registration Statement is effective and the Company does not draw down the maximum amount permitted pursuant to the Equity Line during each month after the date the Equity Line Registration Statement is declared effective by the SEC, the Holder of this Debenture is entitled, at its option, to convert at any time commencing on or after the Maturity Date, the principal amount of this Debenture or any portion thereof, plus, at the Holder's election, any accrued and unpaid interest, into shares of Common Stock of the Company ("Conversion Shares") at a conversion price for each share of Common Stock ("Conversion Price") equal to the lesser of (i) $0.05 (the "Set Price") (subject to adjustment for stock splits and the like), and (ii) 85% of the average of the five (5) lowest closing bid prices of the Common Stock during the twenty-two (22) Trading Days preceding the applicable Conversion Date (as reported by Bloomberg L.P.)(and, at each Investor's option, if not listed on the Principal Market, on the pink sheets or any other trading market). If, upon any conversion of this Debenture, the Company's issuance of Conversion Shares would cause it to violate any listing requirement of the Principal Market, then in lieu of such stock issuance, the Company shall pay the Holder cash in an amount equal to the closing price of the Common Stock on the Conversion Date multiplied by the number of shares which would otherwise have been issuable upon such conversion within five (5) calendar days. Additionally, except for sales of its securities (i) pursuant to the exercise of options granted or to be granted under an employee benefit plan which plan has been approved by the Company's stockholders, (ii) pursuant to any compensatory plan for a full-time employee or key consultant, or (iii) in connection with a strategic partnership or other business transaction, the principal purpose of which is not simply to raise money, if during the period beginning on the date hereof and ending when the Holder no longer holds any of the principal amount of this Debenture or any accrued but unpaid interest of this Debenture (the "MFN Period"), the Company sells any shares of its Common Stock at a per share selling price ("Per Share Selling Price") lower than the Set Price per share, then the Set Price shall be adjusted downward to equal such lower Per Share Selling Price. The Company shall give to each Investor written notice of any such sale within 24 hours of the closing of any such sale.


          (a) For the purpose of this Section 3, the term "Per Share Selling Price" shall mean the amount actually paid by third parties for each share of Common Stock. A sale of shares of Common Stock shall include the sale or issuance of rights, options, warrants or convertible securities ("derivative securities") under which the Company is or may become obligated to issue shares of Common Stock, and in such circumstances the sale of Common Stock shall be deemed to have occurred at the time of the issuance of the derivative securities and the Per Share Selling Price of the Common Stock covered thereby shall also include the exercise or conversion price thereof (in addition to the consideration per underlying share of Common Stock received by the Company upon such sale or issuance of the derivative security). In case of any such security issued within the MFN Period in a "Variable Rate Transaction" or an "MFN Transaction" (each as defined below), the Per Share Selling Price shall be deemed to be the lowest conversion or exercise price at which such securities are converted or exercised in the case of a Variable Rate Transaction, or the lowest adjustment price in the case of an MFN Transaction. If shares are issued for a consideration other than cash, the per share selling price shall be the fair value of such consideration as determined in good faith by the Board of Directors of the Company.

          (b) For the purpose of Section 3(a), the term "Variable Rate Transaction" shall mean a transaction in which the Company issues or sells (a) any debt or equity securities that are convertible into, exchangeable or exercisable for, or include the right to receive additional shares of Common Stock either (x) at a conversion, exercise or exchange rate or other price that is based upon and/or varies with the trading prices of or quotations for the Common Stock at any time after the initial issuance of such debt or equity securities, or (y) with a fixed conversion, exercise or exchange price that is subject to being reset at some future date after the initial issuance of such debt or equity security or upon the occurrence of specified or contingent events directly or indirectly related to the business of the Company or the market for the Common Stock (but excluding standard stock split anti-dilution provisions), or (b) any securities of the Company pursuant to an "equity line" structure which provides for the sale, from time to time, of securities of the Company which are registered for resale pursuant to the Securities Act.


          (c) For the purposes of Section 4(a), the term "MFN Transaction" shall mean a transaction in which the Company issues or sells any securities in a capital raising transaction or series of related transactions (the "New Offering") which grants to an investor (the "New Investor") the right to receive additional shares based upon future transactions of the Company on terms more favorable than those granted to the New Investor in the New Offering.


          (d) In case of any stock split or reverse stock split, stock dividend, reclassification of the common stock, recapitalization, merger or consolidation, or like capital adjustment affecting the Common Stock of the Company, the provisions of this Section 3 shall be applied in a fair, equitable and reasonable manner so as to give effect, as nearly as may be, to the purposes hereof.


     4. The rate of interest on this Debenture shall be four percent (4%), per annum, on the outstanding principal until paid or converted. The Holder shall have the right to cause the Company to issue Common Stock in exchange for interest otherwise payable in cash pursuant to this Debenture. The exact number of shares of Common Stock into which such interest payment is convertible shall be based on the average of the five (5) lowest closing bid prices of the Common Stock over the twenty-two (22) Trading Days immediately prior to the interest payment date.


     5. At the election of the Holder, the Company shall use (i) up to 50% of the net proceeds received pursuant to (A) the equity line of credit type of financing arranged by Union Atlantic, L.C., and (B) any other equity financing permitted pursuant to the exceptions to the general prohibition on future financing in Section 6.9 of the Purchase Agreement, and (ii) all of the proceeds received pursuant to any equity financing entered into in violation of the general prohibition on future financing in Section 6.9 of the Purchase Agreement (each a "Subsequent Sale") to redeem this Debenture, plus all accrued but unpaid interest and the applicable Payment Premium. The Payment Premium shall be 30% of the outstanding principal balance plus any accrued but unpaid interest. The Company shall give the Holder at least five (5) Trading Days' notice prior to the closing date of a Subsequent Sale (each a "Subsequent Sale Closing Date") and the Holder shall give the Company one (1) Trading Day's notice prior to any such Subsequent Sale Closing Date that this Debenture or any portion hereof shall be redeemed pursuant to this Section. The Company shall make redemption payments to the Holder on such Subsequent Sale Closing Date out of the proceeds of any such Subsequent Sale.


     6.   Intentionally omitted.


     7. On the Maturity Date, the Company will pay 105% of the principal of and any accrued but unpaid interest due upon this Debenture, less any amounts required by law to be deducted, to the registered holder of this Debenture and addressed to such holder at the last address appearing on the debenture register. If the Company is unable to pay the Holder such amount on the Maturity Date and if the Company is able to make a draw down pursuant to an equity line of credit arrangement, the Company shall immediately exercise draw downs under such equity line arrangement for the maximum amount allowed pursuant to such arrangement for the purpose of paying all amounts owed to the Holder until the Company has paid all such amounts in full. The Company shall not be permitted to pay the outstanding principal of this Debenture prior to the Maturity Date without the express written consent of the Holder.


     8. (a) Conversion shall be effectuated by surrendering this Debenture to the Company (if such Conversion will convert all outstanding principal) together with the form of conversion notice attached hereto as Exhibit A (the "Notice of Conversion"), executed by the Holder of this Debenture evidencing such Holder's intention to convert this Debenture or a specified portion (as above provided) hereof, and accompanied, if required by the Company, by proper assignment hereof in blank. Interest accrued or accruing from the date of issuance to the date of conversion shall be paid as set forth above. No fraction of a share or scrip representing a fraction of a share will be issued on conversion, but the number of shares issuable shall be rounded to the nearest whole share. The date on which Notice of Conversion is given (the "Conversion Date") shall be deemed to be the date on which the Holder faxes the Notice of Conversion duly executed to the Company. Facsimile delivery of the Notice of Conversion shall be accepted by the Company at facsimile number (650) 343-2506 Attn.:
          Michael Rudolph. Certificates representing Common Stock upon conversion will be delivered to the Holder within three (3) Trading Days from the date the Notice of Conversion is delivered to the Company. Delivery of shares upon conversion shall be made to the address specified by the Holder in the Notice of Conversion.


          (b) The Company understands that a delay in the issuance of shares of Common Stock upon a conversion pursuant to Section 3 herein beyond three (3) Trading Days could result in economic loss to the Holder. As compensation to the Holder for such loss, the Company agrees to pay late payments to the Holder for late issuance of shares of Common Stock upon conversion in accordance with the following schedule (where "No. Trading Days Late" is defined as the number of Trading Days beyond three (3) Trading Days from the date the Notice of Conversion is delivered to the Company).




------------------------------------- ------------------------------------------
     No. Trading Days Late                        Late Payment for Each
                                                $5,000 of Principal Amount
                                                     Being Converted
------------------------------------- ------------------------------------------
               1                                           $100
------------------------------------- ------------------------------------------
               2                                           $200
------------------------------------- ------------------------------------------
               3                                           $300
------------------------------------- ------------------------------------------
               4                                           $400
------------------------------------- ------------------------------------------
               5                                           $500
------------------------------------- ------------------------------------------
               6                                           $600
------------------------------------- ------------------------------------------
               7                                           $700
------------------------------------- ------------------------------------------
               8                                           $800
------------------------------------- ------------------------------------------
               9                                           $900
------------------------------------- ------------------------------------------
              10                                          $1,000
------------------------------------- ------------------------------------------
         More than 10                       $1,000 +$200 for each Trading Day
                                               Late beyond 10 Trading Days
------------------------------------- ------------------------------------------


     The Company shall pay any payments incurred under this Paragraph 8(b) in immediately available funds upon demand. Nothing herein shall limit Holder's right to pursue injunctive relief and/or actual damages for the Company's failure to issue and deliver Common to the holder, including, without limitation, the Holder's actual losses occasioned by any "buy-in" of Common Stock necessitated by such late delivery. Furthermore, in addition to any other remedies which may be available to the Holder, in the event that the Company fails for any reason to effect delivery of such shares of Common Stock within three (3) Trading Days from the date the Notice of Conversion is delivered to the Company, the Holder will be entitled to revoke the relevant Notice of Conversion by delivering a notice to such effect to the Company, whereupon the Company and the Holder shall each be restored to their respective positions immediately prior to delivery of such Notice of Conversion, and in such event no late payments shall be due in connection with such withdrawn conversion.

          (c) In the event the Holder shall elect to convert this Debenture or any part hereof, the Company may not refuse conversion based on any claim that the Holder or any one associated or affiliated with the Holder, including but not limited to a Company stockholder who is not and has never been an affiliate (as defined in Rule 405 under the Securities Act) of the Holder, has been engaged in any violation of law, or for any other reason, unless an injunction from a court, on notice, restraining and/or enjoining conversion of all or part of this Debenture shall have been sought and obtained by the Company and the Company posts a surety bond for the benefit of such Subscriber in the amount of 150% of the principal amount outstanding of this Debenture, which is subject to the injunction, which bond shall remain in effect until the completion of arbitration/litigation of the dispute and the proceeds of which shall be payable to the Holder to the extent it obtains judgment, within three (3) business days of such judgement. Under the circumstances set forth above, the Company shall indemnify and hold harmless the holder and be responsible for the payment of all costs and expenses of the Holder, including its reasonable legal fees and expenses, as and when incurred in disputing any such action or pursuing its rights hereunder (in addition to any other rights of the Holder).

     9. No provision of this Debenture shall alter or impair the obligation of the Company, which is absolute and unconditional, to pay the principal of, and interest on, this Debenture at the time, place, and rate, and in the coin or currency or shares of Common Stock herein prescribed. This Debenture is a direct obligation of the Company.


     10. No recourse shall be had for the payment of the principal of, or the interest on, this Debenture, or for any claim based hereon, or otherwise in respect hereof, against any incorporator, shareholder, employee, officer or director, as such, past, present or future, of the Company or any successor corporation, whether by virtue of any constitution, statute or rule of law, or by the enforcement of any assessment or penalty or otherwise, all such liability being, by the acceptance hereof and as part of the consideration for the issue hereof, expressly waived and released.

     11. In case of any (1) merger or consolidation of the Company with or into another Person, or (2) sale by the Company of more than one-half of the assets of the Company (on an as valued basis) in one or a series of related transactions, the Holder shall have the right to (A) deem such an occurrence an Event of Default and exercise its rights of prepayment pursuant to Paragraph 14 herein, (B) convert its aggregate principal amount of this Debenture then outstanding into (i) shares of Common Stock of the Company pursuant to Section 3 herein, (ii) shares of stock and other securities, cash and property receivable upon or deemed to be held by holders of Common Stock following such merger, consolidation or sale, and the Holder shall be entitled upon such event or series of related events to receive such amount of securities, cash and property as the shares of Common Stock into which such aggregate principal amount of this Debenture could have been converted immediately prior to such merger, consolidation or sales would have been entitled, or (C) in the case of a merger or consolidation, (x) require the surviving entity to issue convertible debentures with such aggregate stated value or in such face amount, as the case may be, equal to the aggregate principal amount of this Debenture then held by the Holder, plus all accrued and unpaid interest and other amounts owing thereon, which newly issued debentures shall have terms identical (including with respect to conversion) to the terms of this Debenture and shall be entitled to all of the rights and privileges of the Holder of this Debenture set forth herein and the agreements pursuant to which this Debenture was issued (including, without limitation, as such rights relate to the acquisition, transferability, registration and listing of such shares of stock other securities issuable upon conversion thereof), and (y) simultaneously with the issuance of such convertible debentures, shall have the right to convert such instrument only into shares of stock and other securities, cash and property receivable upon or deemed to be held by holders of Common Stock following such merger or consolidation. In the case of clause (C), the conversion price applicable for the newly convertible debentures shall be based upon the amount of securities, cash and property that each share of Common Stock would receive in such transaction and the Conversion Price in effect immediately prior to the effectiveness or closing date for such transaction. The terms of any such merger, sale or consolidation shall include such terms so as to continue to give the Holder the right to receive the securities, cash and property set forth in this Paragraph upon any conversion or redemption following such event. This Paragraph shall similarly apply to successive such events.

     12. The Holder of the Debenture, by acceptance hereof, agrees that this Debenture is being acquired for investment and that such Holder will not offer, sell or otherwise dispose of this Debenture or the Shares of Common Stock issuable upon conversion thereof except under circumstances which will not result in a violation of the Act or any applicable state Blue Sky or foreign laws or similar laws relating to the sale of securities.


     13. This Debenture shall be governed by and construed in accordance with the laws of the State of New York. Each of the parties consents to the jurisdiction of the federal courts whose districts encompass any part of the City of New York or the state courts of the State of New York sitting in the City of New York in connection with any dispute arising under this Agreement and hereby waives, to the maximum extent permitted by law, any objection, including any objection based on forum non conveniens, to the bringing of any such proceeding in such jurisdictions.


     14.  The following shall constitute an "Event of Default":

          a. The Company shall default in the payment of principal or interest on this Debenture and same shall continue for a period of three
               (3) Trading Days; or

          b. Any of the material representations or warranties made by the Company herein, in the Purchase Agreement, the Registration Rights Agreement, or in any agreement, certificate or financial statements heretofore or hereafter furnished by the Company in connection with the execution and delivery of this Debenture or the Purchase Agreement shall be false or misleading in any material respect at the time made; or

          c. The Company fails to issue shares of Common Stock to the Holder or to cause its Transfer Agent to issue shares of Common Stock upon proper exercise by the Holder of the conversion rights of the Holder in accordance with the terms of this Debenture, fails to transfer or to cause its Transfer Agent to transfer any certificate for shares of Common Stock issued to the Holder upon conversion of this Debenture as and when required by this Debenture or the Registration Rights Agreement, and such transfer is otherwise lawful, or fails to remove any restrictive legend or to cause its Transfer Agent to transfer any certificate or any shares of Common Stock issued to the Holder upon conversion of this Debenture as and when required by this Debenture, the Purchase Agreement or the Registration Rights Agreement and such legend removal is otherwise lawful, and any such failure shall continue uncured for five (5) business days; or

          d. The Company shall fail to perform or observe, in any material respect, any other covenant, term, provision, condition, agreement or obligation of the Company under the Purchase Agreement, the Registration Rights Agreement or this Debenture and such failure shall continue uncured for a period of thirty
               (30) days after written notice from the Holder of such failure;
               or

          e. The Company shall (1) admit in writing its inability to pay its debts generally as they mature; (2) make an assignment for the benefit of creditors or commence proceedings for its dissolution; or (3) apply for or consent to the appointment of a trustee, liquidator or receiver for its or for a substantial part of its property or business; or

          f. A trustee, liquidator or receiver shall be appointed for the Company or for a substantial part of its property or business without its consent and shall not be discharged within sixty (60) days after such appointment; or

          g. Any governmental agency or any court of competent jurisdiction at the instance of any governmental agency shall assume custody or control of the whole or any substantial portion of the properties or assets of the Company and shall not be dismissed within sixty
               (60) days thereafter; or

          h. Any money judgment, writ or warrant of attachment, or similar process in excess of One Hundred Thousand ($100,000) Dollars in the aggregate shall be entered or filed against the Company or any of its properties or other assets and shall remain unpaid, unvacated, unbonded or unstayed for a period of sixty (60) days or in any event later than five (5) days prior to the date of any proposed sale thereunder; or

          i. Bankruptcy, reorganization, insolvency or liquidation proceedings or other proceedings for relief under any bankruptcy law or any law for the relief of debtors shall be instituted by or against the Company and, if instituted against the Company, shall not be dismissed within sixty (60) days after such institution or the Company shall by any action or answer approve of, consent to, or acquiesce in any such proceedings or admit the material allegations of, or default in answering a petition filed in any such proceeding;

          j. The Registration Statement is not declared effective by the Commission within one hundred eighty (180) days from the Closing Date;

          k. Upon a properly noticed Notice of Conversion, the Company fails to deliver Conversion Shares free of a legend, when lawful to do so, within 10 Trading Days of such Notice of Conversion; and

          l. The Company shall have its Common Stock suspended or delisted from trading on a Principal Market for in excess of five (5) Trading Days.

               Then, or at any time thereafter, and in each and every such case, unless such Event of Default shall have been waived in writing by the Holder (which waiver shall not be deemed to be a waiver of any subsequent default) at the option of the Holder and in the Holder's sole discretion, the Holder may consider this Debenture immediately due and payable, without presentment, demand, protest or notice of any kind, all of which are hereby expressly waived, anything herein or in any note or other instruments contained to the contrary notwithstanding, and the Holder may immediately enforce any and all of the Holder's rights and remedies provided herein or any other rights or remedies afforded by law.

     15. Nothing contained in this Debenture shall be construed as conferring upon the Holder the right to vote or to receive dividends or to consent or receive notice as a shareholder in respect of any meeting of shareholders or any rights whatsoever as a shareholder of the Company, unless and to the extent converted in accordance with the terms hereof.

     16. In no event shall the Holder be permitted to convert this Debenture for shares of Common Stock to the extent that (x) the number of shares of Common Stock beneficially owned by such Holder (other than shares of Common Stock issuable upon conversion of this Debenture) plus (y) the number of shares of Common Stock issuable upon conversion of this Debenture, would be equal to or exceed 9.9% of the number of shares of Common Stock then issued and outstanding, including shares issuable upon conversion of this Debenture held by such Holder after application of this Paragraph 16. As used herein, beneficial ownership shall be determined in accordance with Section 13(d) of the Securities Exchange Act of 1934, as amended, and the rules and regulations thereunder. To the extent that the limitation contained in this Paragraph 16 applies, the determination of whether this Debenture is convertible (in relation to other securities owned by the Holder) and of which a portion of this Debenture is convertible shall be in the sole discretion of such Holder, and the submission of a Notice of Conversion shall be deemed to be such Holder's determination of whether this Debenture is convertible (in relation to other securities owned by such holder) and of which portion of this Debenture is convertible, in each case subject to such aggregate percentage limitation, and the Company shall have no obligation to verify or confirm the accuracy of such determination. Nothing contained herein shall be deemed to restrict the right of a holder to convert this Debenture into shares of Common Stock at such time as such conversion will not violate the provisions of this Paragraph 16. The provisions of this Paragraph 16 may be waived by the Holder of this Debenture upon, at the election of the Holder, not less than 75 days' prior notice to the Company, and the provisions of this Paragraph 16 shall continue to apply until such 75th day (or such later date as may be specified in such notice of waiver). No conversion of this Debenture in violation of this Paragraph 16 but otherwise in accordance with this Debenture shall affect the status of the Common Stock issued upon such conversion as validly issued, fully-paid and nonassessable. If instead of receiving cash on the Maturity Date the Holder instead exercises its right to convert this Debenture into Common Stock pursuant to Paragraph 3 by delivery of a Notice of Conversion prior to receipt of payment, and such conversion would cause the limit contained in the first sentence of this Paragraph 16 to be exceeded, such conversion of this Debenture shall occur up to such limit and the remaining unconverted portion of this Debenture shall be converted into Common Stock (1) in accordance with one or more Notices of Conversion delivered by the Holder or (2) 65 days after the Maturity Date, whichever is earlier. Notwithstanding anything contained herein to the contrary, no interest shall accrue after the Maturity Date on any such unconverted portion of this Debenture.

     IN WITNESS WHEREOF, the Company has caused this instrument to be duly executed by an officer thereunto duly authorized.


Dated: July 30, 2002

                                   Famous Fixins, Inc.



                                   By:______________________________________
                                      Name:
                                      Title:

Attest:



-----------------------

                                    EXHIBIT A

                              NOTICE OF CONVERSION

   (To be Executed by the Registered Holder in order to Convert the Debenture)

     The undersigned hereby irrevocably elects to convert $ ________________ of the principal amount of the above Debenture No. ___ into Shares of Common Stock of Famous Fixins, Inc. (the "Company") according to the conditions hereof, as of the date written below.


Date of Conversion* ____________________________________________________________


Conversion Price * ____________________________________________________


Accrued Interest________________________________________________________________


Signature_____________________________________________________________________
                                                [Name]

Address:______________________________________________________________________

         -----------------------------------------------------------------------



*If such conversion represents the remaining principal balance of the Debenture, the original Debenture must accompany this notice within three Trading Days.

                                                                    EXHIBIT 10.2

                            4% CONVERTIBLE DEBENTURE

         NEITHER THESE SECURITIES NOR THE SECURITIES ISSUABLE UPON CONVERSION HEREOF HAVE BEEN REGISTERED WITH THE UNITED STATES SECURITIES AND EXCHANGE COMMISSION OR THE SECURITIES COMMISSION OF ANY STATE OR UNDER THE SECURITIES ACT OF 1933, AS AMENDED (THE "ACT"). THE SECURITIES ARE RESTRICTED AND MAY NOT BE OFFERED, RESOLD, PLEDGED OR TRANSFERRED EXCEPT AS PERMITTED UNDER THE ACT PURSUANT TO AN EFFECTIVE REGISTRATION STATEMENT OR AN EXEMPTION FROM SUCH REGISTRATION REQUIREMENTS.


No. S-2                                                               US $50,000

                               Famous Fixins, Inc.

                   4% CONVERTIBLE DEBENTURE DUE JULY 30, 2003



     THIS DEBENTURE is issued by Famous Fixins, Inc., a corporation organized and existing under the laws of the State of New York (the "Company") and is designated as its 4% Convertible Debenture Due July 30, 2003.


     FOR VALUE RECEIVED, the Company promises to pay to Alpha Capital AG or permitted assigns (the "Holder"), the principal sum of Fifty Thousand Dollars and 00/100 (US $50,000) Dollars on July 30, 2003 (the "Maturity Date") and to pay interest on the principal sum outstanding from time to time semi-annually in arrears at the rate of 4% per annum accruing from the date of initial issuance. Accrual of interest shall commence on the first business day to occur after the date of initial issuance and continue until payment in full of the principal sum has been made or duly provided for. Semi-annual interest payments shall be due and payable on December 1 and June 1 of each year, commencing with December 1, 2002. If any interest payment date or the Maturity Date is not a business day in the State of New York, then such payment shall be made on the next succeeding business day. The Company will pay the principal of, and any accrued but unpaid interest due upon this Debenture on the Maturity Date, by check or wire transfer to the person who is the registered holder of this Debenture as of the tenth day prior to the Maturity Date and addressed to such holder at the last address appearing on the Debenture Register. The forwarding of such check or money order shall constitute a payment of principal and interest hereunder and shall satisfy and discharge the liability for principal and interest on this Debenture to the extent of the sum represented by such check or wire transfer plus any amounts so deducted.


     This Debenture is subject to the following additional provisions:


     1. The Company shall be entitled to withhold from all payments of interest on this Debenture any amounts required to be withheld under the applicable provisions of the United States income tax laws or other applicable laws at the time of such payments, and Holder shall execute and deliver all required documentation in connection therewith.


     2. This Debenture has been issued subject to investment representations of the original purchaser hereof and may be transferred or exchanged only in compliance with the Securities Act of 1933, as amended (the "Act"), and other applicable state and foreign securities laws. The Holder shall deliver written notice to the Company of any proposed transfer of this Debenture. In the event of any proposed transfer of this Debenture, the Company may require, prior to issuance of a new Debenture in the name of such other person, that it receive reasonable transfer documentation including legal opinions that the issuance of the Debenture in such other name does not and will not cause a violation of the Act or any applicable state or foreign securities laws. Prior to due presentment for transfer of this Debenture, the Company and any agent of the Company may treat the person in whose name this Debenture is duly registered on the Company's Debenture Register as the owner hereof for the purpose of receiving payment as herein provided and for all other purposes, whether or not this Debenture be overdue, and neither the Company nor any such agent shall be affected by notice to the contrary. This Debenture shall have the same rights and privileges, including registration rights, accorded the debentures executed and delivered pursuant to the Convertible Debenture and Warrants Purchase Agreement dated as of October 27, 2000 between the Company and the original Holder (the "Purchase Agreement"). Capitalized terms used and not otherwise defined herein shall have the meanings set forth for such terms in the Purchase Agreement.


     3. Provided that (i) a registration statement registering shares of Common Stock issuable pursuant to the Equity Line (the "Equity Line Registration Statement") is not effective on the Maturity Date, or
          (ii) the Equity Line Registration Statement is effective and the Company does not draw down the maximum amount permitted pursuant to the Equity Line during each month after the date the Equity Line Registration Statement is declared effective by the SEC, the Holder of this Debenture is entitled, at its option, to convert at any time commencing on or after the Maturity Date, the principal amount of this Debenture or any portion thereof, plus, at the Holder's election, any accrued and unpaid interest, into shares of Common Stock of the Company ("Conversion Shares") at a conversion price for each share of Common Stock ("Conversion Price") equal to the lesser of (i) $0.05 (the "Set Price") (subject to adjustment for stock splits and the like), and (ii) 85% of the average of the five (5) lowest closing bid prices of the Common Stock during the twenty-two (22) Trading Days preceding the applicable Conversion Date (as reported by Bloomberg L.P.)(and, at each Investor's option, if not listed on the Principal Market, on the pink sheets or any other trading market). If, upon any conversion of this Debenture, the Company's issuance of Conversion Shares would cause it to violate any listing requirement of the Principal Market, then in lieu of such stock issuance, the Company shall pay the Holder cash in an amount equal to the closing price of the Common Stock on the Conversion Date multiplied by the number of shares which would otherwise have been issuable upon such conversion within five (5) calendar days. Additionally, except for sales of its securities (i) pursuant to the exercise of options granted or to be granted under an employee benefit plan which plan has been approved by the Company's stockholders, (ii) pursuant to any compensatory plan for a full-time employee or key consultant, or (iii) in connection with a strategic partnership or other business transaction, the principal purpose of which is not simply to raise money, if during the period beginning on the date hereof and ending when the Holder no longer holds any of the principal amount of this Debenture or any accrued but unpaid interest of this Debenture (the "MFN Period"), the Company sells any shares of its Common Stock at a per share selling price ("Per Share Selling Price") lower than the Set Price per share, then the Set Price shall be adjusted downward to equal such lower Per Share Selling Price. The Company shall give to each Investor written notice of any such sale within 24 hours of the closing of any such sale.


          (a) For the purpose of this Section 3, the term "Per Share Selling Price" shall mean the amount actually paid by third parties for each share of Common Stock. A sale of shares of Common Stock shall include the sale or issuance of rights, options, warrants or convertible securities ("derivative securities") under which the Company is or may become obligated to issue shares of Common Stock, and in such circumstances the sale of Common Stock shall be deemed to have occurred at the time of the issuance of the derivative securities and the Per Share Selling Price of the Common Stock covered thereby shall also include the exercise or conversion price thereof (in addition to the consideration per underlying share of Common Stock received by the Company upon such sale or issuance of the derivative security). In case of any such security issued within the MFN Period in a "Variable Rate Transaction" or an "MFN Transaction" (each as defined below), the Per Share Selling Price shall be deemed to be the lowest conversion or exercise price at which such securities are converted or exercised in the case of a Variable Rate Transaction, or the lowest adjustment price in the case of an MFN Transaction. If shares are issued for a consideration other than cash, the per share selling price shall be the fair value of such consideration as determined in good faith by the Board of Directors of the Company.

          (b) For the purpose of Section 3(a), the term "Variable Rate Transaction" shall mean a transaction in which the Company issues or sells (a) any debt or equity securities that are convertible into, exchangeable or exercisable for, or include the right to receive additional shares of Common Stock either (x) at a conversion, exercise or exchange rate or other price that is based upon and/or varies with the trading prices of or quotations for the Common Stock at any time after the initial issuance of such debt or equity securities, or (y) with a fixed conversion, exercise or exchange price that is subject to being reset at some future date after the initial issuance of such debt or equity security or upon the occurrence of specified or contingent events directly or indirectly related to the business of the Company or the market for the Common Stock (but excluding standard stock split anti-dilution provisions), or (b) any securities of the Company pursuant to an "equity line" structure which provides for the sale, from time to time, of securities of the Company which are registered for resale pursuant to the Securities Act.


          (c) For the purposes of Section 4(a), the term "MFN Transaction" shall mean a transaction in which the Company issues or sells any securities in a capital raising transaction or series of related transactions (the "New Offering") which grants to an investor (the "New Investor") the right to receive additional shares based upon future transactions of the Company on terms more favorable than those granted to the New Investor in the New Offering.


          (d) In case of any stock split or reverse stock split, stock dividend, reclassification of the common stock, recapitalization, merger or consolidation, or like capital adjustment affecting the Common Stock of the Company, the provisions of this Section 3 shall be applied in a fair, equitable and reasonable manner so as to give effect, as nearly as may be, to the purposes hereof.


     4. The rate of interest on this Debenture shall be four percent (4%), per annum, on the outstanding principal until paid or converted. The Holder shall have the right to cause the Company to issue Common Stock in exchange for interest otherwise payable in cash pursuant to this Debenture. The exact number of shares of Common Stock into which such interest payment is convertible shall be based on the average of the five (5) lowest closing bid prices of the Common Stock over the twenty-two (22) Trading Days immediately prior to the interest payment date.


     5. At the election of the Holder, the Company shall use (i) up to 50% of the net proceeds received pursuant to (A) the equity line of credit type of financing arranged by Union Atlantic, L.C., and (B) any other equity financing permitted pursuant to the exceptions to the general prohibition on future financing in Section 6.9 of the Purchase Agreement, and (ii) all of the proceeds received pursuant to any equity financing entered into in violation of the general prohibition on future financing in Section 6.9 of the Purchase Agreement (each a "Subsequent Sale") to redeem this Debenture, plus all accrued but unpaid interest and the applicable Payment Premium. The Payment Premium shall be 30% of the outstanding principal balance plus any accrued but unpaid interest. The Company shall give the Holder at least five (5) Trading Days' notice prior to the closing date of a Subsequent Sale (each a "Subsequent Sale Closing Date") and the Holder shall give the Company one (1) Trading Day's notice prior to any such Subsequent Sale Closing Date that this Debenture or any portion hereof shall be redeemed pursuant to this Section. The Company shall make redemption payments to the Holder on such Subsequent Sale Closing Date out of the proceeds of any such Subsequent Sale.


     6.   Intentionally omitted.


     7. On the Maturity Date, the Company will pay 105% of the principal of and any accrued but unpaid interest due upon this Debenture, less any amounts required by law to be deducted, to the registered holder of this Debenture and addressed to such holder at the last address appearing on the debenture register. If the Company is unable to pay the Holder such amount on the Maturity Date and if the Company is able to make a draw down pursuant to an equity line of credit arrangement, the Company shall immediately exercise draw downs under such equity line arrangement for the maximum amount allowed pursuant to such arrangement for the purpose of paying all amounts owed to the Holder until the Company has paid all such amounts in full. The Company shall not be permitted to pay the outstanding principal of this Debenture prior to the Maturity Date without the express written consent of the Holder.


     8. (a) Conversion shall be effectuated by surrendering this Debenture to the Company (if such Conversion will convert all outstanding principal) together with the form of conversion notice attached hereto as Exhibit A (the "Notice of Conversion"), executed by the Holder of this Debenture evidencing such Holder's intention to convert this Debenture or a specified portion (as above provided) hereof, and accompanied, if required by the Company, by proper assignment hereof in blank. Interest accrued or accruing from the date of issuance to the date of conversion shall be paid as set forth above. No fraction of a share or scrip representing a fraction of a share will be issued on conversion, but the number of shares issuable shall be rounded to the nearest whole share. The date on which Notice of Conversion is given (the "Conversion Date") shall be deemed to be the date on which the Holder faxes the Notice of Conversion duly executed to the Company. Facsimile delivery of the Notice of Conversion shall be accepted by the Company at facsimile number (650) 343-2506 Attn.:
          Michael Rudolph. Certificates representing Common Stock upon conversion will be delivered to the Holder within three (3) Trading Days from the date the Notice of Conversion is delivered to the Company. Delivery of shares upon conversion shall be made to the address specified by the Holder in the Notice of Conversion.


          (b) The Company understands that a delay in the issuance of shares of Common Stock upon a conversion pursuant to Section 3 herein beyond three (3) Trading Days could result in economic loss to the Holder. As compensation to the Holder for such loss, the Company agrees to pay late payments to the Holder for late issuance of shares of Common Stock upon conversion in accordance with the following schedule (where "No. Trading Days Late" is defined as the number of Trading Days beyond three (3) Trading Days from the date the Notice of Conversion is delivered to the Company).




----------------------------------------- --------------------------------------
      No. Trading Days Late                          Late Payment for Each
                                                   $5,000 of Principal Amount
                                                        Being Converted
----------------------------------------- --------------------------------------
                1                                             $100
----------------------------------------- --------------------------------------
                2                                             $200
----------------------------------------- --------------------------------------
                3                                             $300
----------------------------------------- --------------------------------------
                4                                             $400
----------------------------------------- --------------------------------------
                5                                             $500
----------------------------------------- --------------------------------------
                6                                             $600
----------------------------------------- --------------------------------------
                7                                             $700
----------------------------------------- --------------------------------------
                8                                             $800
----------------------------------------- --------------------------------------
                9                                             $900
----------------------------------------- --------------------------------------
               10                                            $1,000
----------------------------------------- --------------------------------------
          More than 10                         $1,000 +$200 for each Trading Day
                                                  Late beyond 10 Trading Days
----------------------------------------- --------------------------------------

                    The Company shall pay any payments incurred under this
               Paragraph 8(b) in immediately available funds upon demand. Nothing herein shall limit Holder's right to pursue injunctive relief and/or actual damages for the Company's failure to issue and deliver Common to the holder, including, without limitation, the Holder's actual losses occasioned by any "buy-in" of Common Stock necessitated by such late delivery. Furthermore, in addition to any other remedies which may be available to the Holder, in the event that the Company fails for any reason to effect delivery of such shares of Common Stock within three (3) Trading Days from the date the Notice of Conversion is delivered to the Company, the Holder will be entitled to revoke the relevant Notice of Conversion by delivering a notice to such effect to the Company, whereupon the Company and the Holder shall each be restored to their respective positions immediately prior to delivery of such Notice of Conversion, and in such event no late payments shall be due in connection with such withdrawn conversion.

          (c) In the event the Holder shall elect to convert this Debenture or any part hereof, the Company may not refuse conversion based on any claim that the Holder or any one associated or affiliated with the Holder, including but not limited to a Company stockholder who is not and has never been an affiliate (as defined in Rule 405 under the Securities Act) of the Holder, has been engaged in any violation of law, or for any other reason, unless an injunction from a court, on notice, restraining and/or enjoining conversion of all or part of this Debenture shall have been sought and obtained by the Company and the Company posts a surety bond for the benefit of such Subscriber in the amount of 150% of the principal amount outstanding of this Debenture, which is subject to the injunction, which bond shall remain in effect until the completion of arbitration/litigation of the dispute and the proceeds of which shall be payable to the Holder to the extent it obtains judgment, within three (3) business days of such judgement. Under the circumstances set forth above, the Company shall indemnify and hold harmless the holder and be responsible for the payment of all costs and expenses of the Holder, including its reasonable legal fees and expenses, as and when incurred in disputing any such action or pursuing its rights hereunder (in addition to any other rights of the Holder).

     9. No provision of this Debenture shall alter or impair the obligation of the Company, which is absolute and unconditional, to pay the principal of, and interest on, this Debenture at the time, place, and rate, and in the coin or currency or shares of Common Stock herein prescribed. This Debenture is a direct obligation of the Company.


     10. No recourse shall be had for the payment of the principal of, or the interest on, this Debenture, or for any claim based hereon, or otherwise in respect hereof, against any incorporator, shareholder, employee, officer or director, as such, past, present or future, of the Company or any successor corporation, whether by virtue of any constitution, statute or rule of law, or by the enforcement of any assessment or penalty or otherwise, all such liability being, by the acceptance hereof and as part of the consideration for the issue hereof, expressly waived and released.

     11. In case of any (1) merger or consolidation of the Company with or into another Person, or (2) sale by the Company of more than one-half of the assets of the Company (on an as valued basis) in one or a series of related transactions, the Holder shall have the right to (A) deem such an occurrence an Event of Default and exercise its rights of prepayment pursuant to Paragraph 14 herein, (B) convert its aggregate principal amount of this Debenture then outstanding into (i) shares of Common Stock of the Company pursuant to Section 3 herein, (ii) shares of stock and other securities, cash and property receivable upon or deemed to be held by holders of Common Stock following such merger, consolidation or sale, and the Holder shall be entitled upon such event or series of related events to receive such amount of securities, cash and property as the shares of Common Stock into which such aggregate principal amount of this Debenture could have been converted immediately prior to such merger, consolidation or sales would have been entitled, or (C) in the case of a merger or consolidation, (x) require the surviving entity to issue convertible debentures with such aggregate stated value or in such face amount, as the case may be, equal to the aggregate principal amount of this Debenture then held by the Holder, plus all accrued and unpaid interest and other amounts owing thereon, which newly issued debentures shall have terms identical (including with respect to conversion) to the terms of this Debenture and shall be entitled to all of the rights and privileges of the Holder of this Debenture set forth herein and the agreements pursuant to which this Debenture was issued (including, without limitation, as such rights relate to the acquisition, transferability, registration and listing of such shares of stock other securities issuable upon conversion thereof), and (y) simultaneously with the issuance of such convertible debentures, shall have the right to convert such instrument only into shares of stock and other securities, cash and property receivable upon or deemed to be held by holders of Common Stock following such merger or consolidation. In the case of clause (C), the conversion price applicable for the newly convertible debentures shall be based upon the amount of securities, cash and property that each share of Common Stock would receive in such transaction and the Conversion Price in effect immediately prior to the effectiveness or closing date for such transaction. The terms of any such merger, sale or consolidation shall include such terms so as to continue to give the Holder the right to receive the securities, cash and property set forth in this Paragraph upon any conversion or redemption following such event. This Paragraph shall similarly apply to successive such events.

     12. The Holder of the Debenture, by acceptance hereof, agrees that this Debenture is being acquired for investment and that such Holder will not offer, sell or otherwise dispose of this Debenture or the Shares of Common Stock issuable upon conversion thereof except under circumstances which will not result in a violation of the Act or any applicable state Blue Sky or foreign laws or similar laws relating to the sale of securities.

     13. This Debenture shall be governed by and construed in accordance with the laws of the State of New York. Each of the parties consents to the jurisdiction of the federal courts whose districts encompass any part of the City of New York or the state courts of the State of New York sitting in the City of New York in connection with any dispute arising under this Agreement and hereby waives, to the maximum extent permitted by law, any objection, including any objection based on forum non conveniens, to the bringing of any such proceeding in such jurisdictions.


     14.  The following shall constitute an "Event of Default":

          m. The Company shall default in the payment of principal or interest on this Debenture and same shall continue for a period of three
               (3) Trading Days; or

          n. Any of the material representations or warranties made by the Company herein, in the Purchase Agreement, the Registration Rights Agreement, or in any agreement, certificate or financial statements heretofore or hereafter furnished by the Company in connection with the execution and delivery of this Debenture or the Purchase Agreement shall be false or misleading in any material respect at the time made; or


          o. The Company fails to issue shares of Common Stock to the Holder or to cause its Transfer Agent to issue shares of Common Stock upon proper exercise by the Holder of the conversion rights of the Holder in accordance with the terms of this Debenture, fails to transfer or to cause its Transfer Agent to transfer any certificate for shares of Common Stock issued to the Holder upon conversion of this Debenture as and when required by this Debenture or the Registration Rights Agreement, and such transfer is otherwise lawful, or fails to remove any restrictive legend or to cause its Transfer Agent to transfer any certificate or any shares of Common Stock issued to the Holder upon conversion of this Debenture as and when required by this Debenture, the Purchase Agreement or the Registration Rights Agreement and such legend removal is otherwise lawful, and any such failure shall continue uncured for five (5) business days; or

          p. The Company shall fail to perform or observe, in any material respect, any other covenant, term, provision, condition, agreement or obligation of the Company under the Purchase Agreement, the Registration Rights Agreement or this Debenture and such failure shall continue uncured for a period of thirty
               (30) days after written notice from the Holder of such failure;
               or

          q. The Company shall (1) admit in writing its inability to pay its debts generally as they mature; (2) make an assignment for the benefit of creditors or commence proceedings for its dissolution; or (3) apply for or consent to the appointment of a trustee, liquidator or receiver for its or for a substantial part of its property or business; or

          r. A trustee, liquidator or receiver shall be appointed for the Company or for a substantial part of its property or business without its consent and shall not be discharged within sixty (60) days after such appointment; or

          s. Any governmental agency or any court of competent jurisdiction at the instance of any governmental agency shall assume custody or control of the whole or any substantial portion of the properties or assets of the Company and shall not be dismissed within sixty
               (60) days thereafter; or

          t. Any money judgment, writ or warrant of attachment, or similar process in excess of One Hundred Thousand ($100,000) Dollars in the aggregate shall be entered or filed against the Company or any of its properties or other assets and shall remain unpaid, unvacated, unbonded or unstayed for a period of sixty (60) days or in any event later than five (5) days prior to the date of any proposed sale thereunder; or

          u. Bankruptcy, reorganization, insolvency or liquidation proceedings or other proceedings for relief under any bankruptcy law or any law for the relief of debtors shall be instituted by or against the Company and, if instituted against the Company, shall not be dismissed within sixty (60) days after such institution or the Company shall by any action or answer approve of, consent to, or acquiesce in any such proceedings or admit the material allegations of, or default in answering a petition filed in any such proceeding;

          v. The Registration Statement is not declared effective by the Commission within one hundred eighty (180) days from the Closing Date;

          w. Upon a properly noticed Notice of Conversion, the Company fails to deliver Conversion Shares free of a legend, when lawful to do so, within 10 Trading Days of such Notice of Conversion; and

          x. The Company shall have its Common Stock suspended or delisted from trading on a Principal Market for in excess of five (5) Trading Days.

               Then, or at any time thereafter, and in each and every such case, unless such Event of Default shall have been waived in writing by the Holder (which waiver shall not be deemed to be a waiver of any subsequent default) at the option of the Holder and in the Holder's sole discretion, the Holder may consider this Debenture immediately due and payable, without presentment, demand, protest or notice of any kind, all of which are hereby expressly waived, anything herein or in any note or other instruments contained to the contrary notwithstanding, and the Holder may immediately enforce any and all of the Holder's rights and remedies provided herein or any other rights or remedies afforded by law.

17. Nothing contained in this Debenture shall be construed as conferring upon the Holder the right to vote or to receive dividends or to consent or receive notice as a shareholder in respect of any meeting of shareholders or any rights whatsoever as a shareholder of the Company, unless and to the extent converted in accordance with the terms hereof.

18. In no event shall the Holder be permitted to convert this Debenture for shares of Common Stock to the extent that (x) the number of shares of Common Stock beneficially owned by such Holder (other than shares of Common Stock issuable upon conversion of this Debenture) plus (y) the number of shares of Common Stock issuable upon conversion of this Debenture, would be equal to or exceed 9.9% of the number of shares of Common Stock then issued and outstanding, including shares issuable upon conversion of this Debenture held by such Holder after application of this Paragraph 16. As used herein, beneficial ownership shall be determined in accordance with
     Section 13(d) of the Securities Exchange Act of 1934, as amended, and the rules and regulations thereunder. To the extent that the limitation contained in this Paragraph 16 applies, the determination of whether this Debenture is convertible (in relation to other securities owned by the Holder) and of which a portion of this Debenture is convertible shall be in the sole discretion of such Holder, and the submission of a Notice of Conversion shall be deemed to be such Holder's determination of whether this Debenture is convertible (in relation to other securities owned by such holder) and of which portion of this Debenture is convertible, in each case subject to such aggregate percentage limitation, and the Company shall have no obligation to verify or confirm the accuracy of such determination. Nothing contained herein shall be deemed to restrict the right of a holder to convert this Debenture into shares of Common Stock at such time as such conversion will not violate the provisions of this Paragraph 16. The provisions of this Paragraph 16 may be waived by the Holder of this Debenture upon, at the election of the Holder, not less than 75 days' prior notice to the Company, and the provisions of this Paragraph 16 shall continue to apply until such 75th day (or such later date as may be specified in such notice of waiver). No conversion of this Debenture in violation of this Paragraph 16 but otherwise in accordance with this Debenture shall affect the status of the Common Stock issued upon such conversion as validly issued, fully-paid and nonassessable. If instead of receiving cash on the Maturity Date the Holder instead exercises its right to convert this Debenture into Common Stock pursuant to Paragraph 3 by delivery of a Notice of Conversion prior to receipt of payment, and such conversion would cause the limit contained in the first sentence of this Paragraph 16 to be exceeded, such conversion of this Debenture shall occur up to such limit and the remaining unconverted portion of this Debenture shall be converted into Common Stock (1) in accordance with one or more Notices of Conversion delivered by the Holder or (2) 65 days after the Maturity Date, whichever is earlier. Notwithstanding anything contained herein to the contrary, no interest shall accrue after the Maturity Date on any such unconverted portion of this Debenture.

     IN WITNESS WHEREOF, the Company has caused this instrument to be duly executed by an officer thereunto duly authorized.


Dated: July 30, 2002

                     Famous Fixins, Inc.



                     By:______________________________________
                        Name:
                        Title:

Attest:



-----------------------

                                    EXHIBIT A

                              NOTICE OF CONVERSION

   (To be Executed by the Registered Holder in order to Convert the Debenture)

     The undersigned hereby irrevocably elects to convert $ ________________ of the principal amount of the above Debenture No. ___ into Shares of Common Stock of Famous Fixins, Inc. (the "Company") according to the conditions hereof, as of the date written below.


Date of Conversion* ____________________________________________________________


Conversion Price * ____________________________________________________


Accrued Interest________________________________________________________________


Signature_____________________________________________________________________
                                                [Name]

Address:______________________________________________________________________

         -----------------------------------------------------------------------



*If such conversion represents the remaining principal balance of the Debenture, the original Debenture must accompany this notice within three Trading Days.

                                                                    EXHIBIT 10.3

                                    AGREEMENT

     This Agreement is entered into among Famous Fixins, Inc. ("Borrower") and Roseworth Group Limited ("Roseworth"), Austost Anstalt Schaan ("Austost") and Balmore Funds, S.A. ("Balmore" and collectively, "Lenders"), as of March 31, 2002 and shall be deemed effective as of August 6, 2001.

     WHEREAS, Borrower is indebted to the Lenders, pursuant to 4% Convertible Debentures (the "Debentures") issued on August 7, 2001, in the original principal amounts of $650,000 to Roseworth, $375,000 to Austost and $475,000 to Balmore, of which the entire principal amounts remain outstanding as of the date hereof (the "Outstanding Loan Amounts"); and

     WHEREAS, the Outstanding Loan Amounts and all accrued but unpaid interest is due and payable in full by Borrower to the Lenders on August 7, 2001; and

     WHEREAS, the Borrower had requested prior to the date the Debentures are due, an extension of such date, and the Lenders agree to extend such date for the consideration set forth herein; and

     WHEREAS, Borrower and the Lenders desire to set forth their agreement in writing.

     NOW, THEREFORE, Borrower and Lenders, in consideration of the mutual promises and agreements set forth herein, agree as follows:

     1. The Lenders agree to extend the date that the Debentures are due and payable in full to May 8, 2003. Any default premiums/penalties that may have been incurred prior to this Agreement under the terms of the Debentures are waived.

     2. This Agreement may be executed in multiple counterparts, each of which may be executed by less than all of the parties and shall be deemed to be an original instrument which shall be enforceable against the parties actually executing such counterparts and all of which together shall constitute one and the same instrument. Except as otherwise stated herein, in lieu of the original documents, a facsimile transmission or copy of the original documents shall be as effective and enforceable as the original. This Agreement may be amended only by a writing executed by all parties.

     3. This Agreement sets forth the entire agreement and understanding of the parties relating to the subject matter hereof and supersedes all prior and contemporaneous agreements, negotiations and understandings between the parties, both oral and written relating to the subject matter hereof.

     4. All terms and conditions of the Debenture and the Warrant in contradiction with the terms, conditions and provisions of set forth herein shall be deemed modified or amended so as to read in accordance with the terms and conditions of this Agreement. Except as modified by this Agreement, all terms and conditions of the Debenture and the Warrant shall remain unchanged. Notwithstanding anything herein to the contrary, other than with respect to the date the Debenture is due and payable and the waiver of any default premiums/penalties that may have been incurred prior to this Agreement, the definition of Maturity Date in the Debenture remains August 7, 2001 for all other provision therein, including but not limited to, the use of such term in Section 3 of the Debenture relating to the conversion rights of the holder.

     IN WITNESS WHEREOF, the parties have caused this Agreement to be executed by the undersigned, being duly authorized to do so, as of the date set forth above.

BORROWER:                                               LENDERS:

FAMOUS FIXINS, INC.                            ROSEWORTH GROUP LIMITED


By: /s/______________________________          By  /s/:_________________________
         Jason Bauer, President                         Name:
                                                        Title:

                                               AUSTOST ANSTALT SCHAAN


                                               BY:  /s/_________________________
                                                        Name:
                                                        Title:

                                               BALMORE FUNDS, S.A.


                                               By:  /s/_________________________
                                                        Name:
                                                        Title:

                                                                     EXHIBIT 99

                                  CERTIFICATION
            PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Famous Fixins, Inc. (the "Company") on Form 10-QSB for the quarter ending June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), S. Michael Rudolph, the Director of the Company, and the Company's Acting Chief Executive Officer and Acting Financial Officer, hereby certifies, pursuant to and for purposes of 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:  September 13, 2002

/s/ S. Michael Rudolph
--------------------------------------------
Director, and Acting Chief Executive Officer
and Acting Financial Officer