Form 10KSB
period 2002-12-31
FAMOUS FIXINS INC
filed 2003-04-10
CIK 1052706

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

   [X] ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934

                   For the fiscal year ended December 31, 2002

                         Commission File Number 0-27219

                               Famous Fixins, INC.

                    (Exact name as specified in its charter)



                   New York                             13-3865655
                   --------                             ----------
     (State or other jurisdiction of                   (IRS Employer
      incorporation or organization)                 Identification No.)

9440 Santa Monica Boulevard, Suite 400, Beverly Hills, CA            90210
--------------------------------------------------------------------------------
       (Address of principal executive office)                     (Zip Code)

                  Registrant's telephone number: (310) 860-9969


Securities registered under section 12 (b) of the Exchange Act: None

Securities registered under section 12 (g) of the Exchange Act: Common Stock


Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the last 12 months (or for shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes (x) No ( )

Check here if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this 10-KSB or any amendment to this Form 10-KSB. [ ]


Aggregate market value of Registrants' voting and non-voting common equity held by non-affiliates as of April 7, 2003 - approximately $ 436,322

Outstanding common stock, $.001 par value as of April 7, 2003: 60,673,834 shares

                               FAMOUS FIXINS, INC.



                                TABLE OF CONTENTS

PART I

Item 1. Description of Business

Item 2. Description of Property

Item 3. Legal Proceedings

Item 4. Submission of Matters to a Vote of Security Holders

PART II

Item 5. Market for Company's Common Equity and Related Stockholder Matters

Item 6. Management's Discussion and Analysis and Plan of Operation

Item 7. Financial Statements

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16 (a) of the Exchange Act

Item 10. Executive Compensation

Item 11. Security Ownership of Certain Beneficial Owners and Management

Item 12. Certain Relationships and Related Transactions

Item 13. Exhibits and Reports on Form 8-K

Item 14. Controls and Procedures

SIGNATURES

EXHIBITS

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS

We are including the following cautionary statement in this Annual Report on Form 10-KSB to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 with respect to forward-looking statements made by, or on behalf of the Company. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements that are other than statements of historical facts. From time to time, we may make written or oral statements that are forward-looking including statements contained in this report and other filings with the Securities and Exchange Commission. These forward-looking statements are principally contained in the sections captioned "Business" and "Management's Discussion and Analysis of Operations". In those and other portions of this Form 10-KSB, the words "anticipates", "believes", "estimates", "seeks", "expects", "plans", "intends", and similar expressions as they relate to our management or us are intended to identify forward-looking statements. These cautionary statements expressly qualify all such forward-looking statements.

Forward-looking statements involve risks and uncertainties that could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. The forward-looking statements contained herein are based on various assumptions, many of which are based, in turn, upon further assumptions. Our expectations, beliefs and forward-looking statements are expressed in good faith on the basis of management's views and assumptions as of the time the statements are made, but there can be no assurance that management's expectations, beliefs or projections will result or be achieved or accomplished.

In addition to other factors and matters discussed elsewhere herein, the following are important factors that, in our view, could cause actual results to differ materially from those discussed in the forward-looking statements: technological advances, impact of competition, dependence on key personnel and the need to attract new management, effectiveness of cost and marketing efforts, acceptances of products, ability to expand markets, the availability of capital or other funding on terms satisfactory to us and the impact of war or terrorist activities that could influence the economy and the confidence by both individuals and businesses. We disclaim any obligation to update forward-looking statements to reflect events or circumstances after the date hereof.


                                     PART I.

Item 1. Description of Business

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

On December 27, 2002 we consummated an Agreement and Plan of Merger ("Agreement") whereby we combined with Warning Model Management, LLC, a California Limited Liability Company, ("Warning") which was organized in September 1998. The transaction has been accounted for, as a reverse acquisition for accounting purposes and the continuing business is that of Warning. Pursuant to the Agreement, we issued 24,313,655 shares of common stock and a three convertible notes in the aggregate principal amount of $2,900,000 to the Members of Warning Model Management, LLC.

The accounting treatment is that of a business combination using the reverse acquisition method, with Warning being the accounting acquirer under accounting principles generally accepted in the United States. The assets and liabilities of the Company consist primarily of petty cash, receivables, convertible debentures and accrued expenses and are combined with those of Warning at historical cost. The statements of operations subsequent to the combination will be those of the Warning. At the time the Agreement was executed, the Company had no operations.

Warning Model Management, LLC ("WAMM") was established in September 1998 and is a large modeling management company operating in the United States. WAMM is the one of the largest model management companies in Los Angeles having quality fashion oriented models and talent for both the fashion industry and TV/Radio commercials, as well as the retailing and advertising sectors.

WAMM differs from other Los Angeles ("LA") model management companies by providing the fashion/retailing industry in California and other Western States the level of modeling talent previously only found in New York and Paris. We have achieved this by focusing on those clients that use LA and San Francisco as a primary location rather than as a base, and making available the talent they require locally, saving them (in many cases) the expense of having to bring those models from New York or Paris. We can do this by the advancement and application of an interactive web site that has made the old ways of transporting bulky portfolios by messenger obsolete. What took days before can be done in seconds from anywhere in the world. WAMM's stable of talent includes many of the world's top models. WAMM operates as an independent model management company, which means they have no one corresponding agent in New York or elsewhere. This places WAMM in an enviable position to be able to work with any agency we desire. This is important in that we have a greater selection of talent to offer the entire market as a whole.

Current clients include all the major fashion lines as well as local clientele such as Macy's, Nordstrom's, Mervyns, Robinsons-May, Gap, Banana Republic, Bon Marche, Eddie Bauer, J. Crew and Talbot's. Warning also represents many of the Victoria Secret Models. WAMM's models are prominently featured in print media, including the world's top fashion magazines, TV commercials and other retailing media campaigns.

1.   Principal products or services and their markets;

     Our principal service is providing models for commercial and high-end fashion purposes. We provide both male and female models to a wide range of advertising media using print, still photography, video and television commercials. We also supply models for high-end fashion engagements, such as fashion shows and runway walks.

     While our market is world wide, we have a strong presence in the United States and our Los Angeles, California base of operations. The Los Angeles area is renowned for a relatively rain-free climate allowing for almost year round production of outdoor oriented filming and print oriented photography. Los Angeles also has a diversity of landscape with oceans, mountains and desert that makes it an ideal location for shooting commercials and advertising.

2.   Distribution methods of the products or service;

     We function as an independent agency, having no branch offices in other cities. As an independent, we can work with any number of other model agencies in cities all around the world to maximize our talent's exposure.

     The modeling business is driven by personal relationships that are developed over time. We have numerous contacts with various booking agencies, retail fashion advertising departments, fashion magazines, high-end designer contacts and other sources that represent a source of bookings and revenue.

     Each model has a portfolio that is developed by the company that serves as a critical business development component. The portfolio contains a pictorial representation of past assignments, various poses and technical information such as height, weight, shoe size, etc. The customer can then request representative portfolio samples or can go directly to the company's web site to view individual models and their portfolios. We believe that our web site provides a competitive advantage that allows customers and prospects to see all of our potential modeling talent. The online element dramatically changes the existing dynamics of sending a portfolio by courier to the customer to immediate online access. Our web site (www.warningmodels.com) allows for the expansion of customer choice in viewing many model portfolios for their contemplated project. In addition to inbound requests by customers for talent, there are also many outbound calls made to solicit business.

     In addition to individual assignments, models may be requested for longer term activities such as representing a customer's product line (for example, cosmetics or lingerie) wherein an entire advertising campaign is developed around the product and the model. A more recent phenomenon has been the model transitioning to a film/acting or entertainment role. The company can benefit at each stage, collecting a fee as part of the model's print or commercial shoot.

3.   Status of any publicly announced new product or service;

     No new products or services have been introduced during the reporting period. Expansion of existing services occurs on an on-going basis.


4. Competitive business conditions and the small business issuer's competitive position in the industry and methods of competition;

     We operate in a highly competitive industry. While there are certain brand name competitors such as LA Models and Ford, the industry is characterized as somewhat fragmented and with no clear dominant competitor. Some key drivers and competitive differentiation include the overall talent pool that is maintained by each competitor, a new face or talent that can become a hot property, historic ties to customers and advertising relationships as well as the ability to match modeling product with customer need. We also believe that our web site provides a competitive distinction when compared to other competitor capabilities.

     Our competitive position is largely influenced by our ability to maintain responsiveness to the developing market in which we are engaged and to ensure continuing development of our models in order to keep pace with the competition and developing market trends and needs.


5.   Sources and availability of models and the names of principal suppliers;

     There are a variety of sources for model talent development, including portfolio submission by the prospective model, interaction with other modeling agencies, and through fashion shows and industry functions. A classic source is that of simple discovery by the company's representatives while in the course of everyday activities.

     As part of the process, if the model agrees to have the company represent them, an agreement is executed between the company and the model that delineates responsibilities, payment and other terms. The Company engages models as independent contractors and not as employees. While there is a large pool of available talent, the longer-term success of any model is much narrower and uncertain.


6.   Dependence on one or a few major customers;

     Our customer base and revenue sources are diverse. While we are based in Los Angeles, we supply talent for assignments throughout the world. Consequently we believe that we have geographic diversity to help balance economic cycles. Continual contact with worldwide customers and prospects is important to continue business growth and new customer acquisition.

7. Patents, trademarks, licenses, franchises, concessions, royalty agreements or labor contracts, including duration;

     Outside of our logo and service mark, we do not hold title to patents, trademarks, licenses, franchises, or concessions. We do maintain royalty agreements between the models and talent and our company that are part of the standard model agreement.

8. Need for any government approval of principal products or services. If government approval is necessary and the small business issuer has not yet received that approval, discuss the status of the approval within the government approval process;

     The Company is required to have a Talent Agency License and be bonded within the State of California. To the best of our knowledge, additional government approval for our products and services is not required in the normal course of business operation.


9.   Effect of existing or probable governmental regulations on the business;

     Government regulations at both the State and Federal level are encountered. Regulations and laws related to labor principally affect our company. Indirectly, we are also impacted by changes at the Federal and State level that may affect advertising or related business.

10. Costs and effects of compliance with environmental laws (federal, state and local);

     Compliance costs with environmental laws have a minimal impact on our company.

11.  Number of total employees and number of full time employees

We employed a total of 11 people at December 31, 2002, of which 10 were classified as full time employees. Currently we have 12 employees. We have successfully expanded the quantity and quality of our sales, marketing and support staff. Although, we compete for such personnel with other companies and organizations that in many cases can offer superior facilities and resources, our ability to offer prospective employees the opportunity to make a large contribution in an exciting, growing and dynamic environment has made the recruitment of highly qualified individuals a relatively easy task.

RISK FACTORS

HISTORICAL OPERATING LOSSES

For the year ended December 31, 2002, the Company posted a higher net loss than from the prior year. The increase in operating loss was primarily due to increased in non-recurring operating expenses relating to the merger and additional administrative costs due to increased sales volume.

SHORT OPERATING HISTORY.

Although Warning Model Management, LLC was formed in September 1998, we have been in actual operation under current management for a relatively short time. We face all of the risks inherent in a new business and those risks specifically inherent in the development and operation of a new business. The likelihood of our success must be considered in light of the problems, expenses, difficulties and delays frequently encountered in connection with a new business, including, but not limited to, uncertainty as to the ability to develop a market share for our services. The purchase of securities offered by us must be regarded as the placing of funds at risk in a new or "start-up" venture with all of the unforeseen costs, expenses, problems and difficulties to which such ventures are subject.

NEED FOR ADDITIONAL PERSONNEL

Our ability to grow will depend in part upon our ability to attract and retain experienced professionals to staff a significant expansion of our activities. Although we have thus far had no difficulty in attracting and retaining qualified personnel, there can be no assurance that we will not need to hire additional management and other personnel which meets our long-term goals or that we will be able to find and attract qualified persons to fill such additional positions in the future.

MANAGEMENT OF GROWTH

Our business strategy involves continuing rapid expansion. This growth will place significant strain on our administrative, operational and financial resources, and will increase demands on our systems and controls. Our ability to manage our growth successfully will require us to develop improved systems and controls. If our management is unable to manage growth effectively, our operating results and financial condition could be adversely affected.

Any materials we file with the SEC may be read and copied at the SEC's Public Reference Room at 450 fifth Street, NW Washington, D.C 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. Also the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC and the address of that site is (http://www.sec.gov).

ITEM 2.  Description of Property

As of December 31, 2002 the Company leases its facility under a 60-month agreement, which terminates on April 30, 2005, with the option to renew for an additional six months. The aggregate rental rate for the entire facility for the eight months ending December 31, 2001, and the year ending December 31, 2002 were $71,667 and $100,895, respectively. All operations were performed at this facility.


ITEM 3. Legal Proceedings

None

ITEM 4. Submission of Matters to a Vote of Security Holders

The following actions were taken pursuant to the written consent of a majority of our shareholders, dated March 29, 2002, in lieu of a special meeting of the shareholders. The following actions became effective on or about May 6, 2002:

1. Sale by us of substantially all of our assets to a limited liability company, and
2. Amendment of our Certificate of Incorporation to increase the authorized number of shares of our common stock from 25,000,000 to 200,000,000.

The following actions were taken pursuant to the written consent of a majority of our shareholders, dated March 10, 2003, in lieu of a special meeting of the shareholders. The following actions became effective on or about April 10, 2003:

1.   Amendment of our  certificate of  incorporation  to change the Company name
     from  Famous  Fixins,   Inc.  to  Warning  Model   Management,   Inc.,  and
     concurrently to change the Company's OTCBB trading symbol.

2. Amendment of our Certificate of Incorporation to increase the authorized number of shares of our common stock from 200,000,000 to 800,000,000.

3. The ratification of the appointment of Pohl, McNabola, Berg, & Co., LLP, as our independent accountants for the current fiscal year.

                                     PART II

ITEM 5.  Market for Company's Common Equity and Related Stockholder Matters

The Company's Common Stock is quoted on the over - the - counter market and quoted on the National Association of Securities Dealers Electronic Bulletin Board ("OTC Bulletin Board") under the symbol "FIXN". The high and low bid prices for the Common Stock, as reported by the National Quotation Bureau, Inc., are indicated for the periods described below. Such prices are inter-dealer prices without retail markups, markdowns or commissions, and may not necessarily represent actual transactions.


Fiscal Year       Quarter Ended             High              Low
-----------       -------------             ----              ---
2000              March 31, 2000            $0.6875           $0.1875
                  June 30, 2000             $0.51             $0.17
                  September 30, 2000        $0.203            $0.045
                  December 31, 2000         $0.0938           $0.0156

2001              March 31, 2001            $0.469            $0.0156
                  June 30, 2001             $0.06             $0.02
                  September 30, 2001        $0.03             $0.01
                  December 31, 2001         $0.02             $0.01

2002              March 31, 2002            $0.01             $0.01
                  June 30, 2002             $0.01             $0.01
                  September 30, 2002        $0.01             $0.01
                  December 31, 2002         $0.02             $0.01

The Company has not declared or paid any cash dividends on the common stock and does not anticipate that any cash dividends will be paid in the foreseeable future.

As of December 31, 2002, the Company's common stock was held by approximately 115 shareholders of record.

Recent Sales of Unregistered Securities

Since December 31, 2002 (latest fiscal year end of Famous Fixins, Inc.) the Company made the following sales of stock without registration using the exceptions available under the Securities Act of 1933, as amended, including unregistered sales made pursuant to Section 4(2) of the Securities Act of 1933, as follows:

On December 27, 2002, we issued three, two year 4% interest, convertible promissory notes in the aggregate of $2,900,000 to the members of WAMM as follows: Jeffrey Wong, $290,000. George Furla, $1,450,000 and $1,160,000 to Steve Chamberlin.


Effective with the merger date, 24,313,655 shares of FIXN common stock were issued to the members of Warning Model Management, LLC, pursuant to the Agreement and Plan of Merger dated December 27, 2002 as part of the consideration for the Merger of Warning Model Management LLC and FIXN. These shares were issued pursuant to the exemption provided for under Section 4(2) of the Securities Act of 1933, as amended, as a "transaction not involving a public offering," valued at $0.01 per share (price reflected market price) The investors of the stock at this time were accredited investors.


On December 30 2003, we issued an aggregate of $500,000 of 10% convertible debentures due in 2005 to an investor. The debentures accrue interest at 10% per annum. The holder has the right to convert the debentures into common shares at any time through maturity at a conversion price of 85% of the average of the lowest three trading prices during the 20 trading days preceding the conversion date. The debenture holders also received warrants allowing purchase of 1,000,000 common shares at an exercise price of $0.01 per share at any time before December 30, 2007. The proceeds were primarily used to repay short-term borrowings and for general corporate purposes.

On January 7 2003, we issued an aggregate of $50,000 of 10% convertible debentures due in 2004 to an investor. The debentures accrue interest at 10% per annum. The holder has the right to convert the debentures in to common shares at any time through maturity at a conversion price of 85% of the average of the lowest three trading prices during the 20 trading days preceding the conversion date.

In January 2003, the holder of the 10% convertible debentures has elected to partially convert, $25,500 of the outstanding principal amount of the debentures, into 5,000,000 shares of our common stock on February 6, 2003.


ITEM 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.


General


Plan of Operation

     Short-term Objectives:

     o Continue to expand revenue through organic growth of existing business lines;

     o    Source and develop new talent in both male and female models;

     o Seek additional financing so as to provide capital to rapidly growing components of the organization, such as the Talent Division.

     Long-term Objectives:

     o Continue business expansion through acquisition, merger or joint venture with modeling agencies located in other geographic areas to provide economy of scale, incremental revenue and a larger talent pool;

     o Acquire complementary product lines to provide a broader service offering for customers, expand modeling careers and revenue sources.

We have no expected or planned sale of significant property or equipment.

In our opinion sufficient working capital will be available from internal operations and from outside sources during the next twelve months thereby enabling us to meet our obligations and commitments as they become payable for the following reasons: 1) We have signed a letter of intent for a credit facility, and we will be doing a registration statement for the underlying shares shortly, 2) We are in process of negotiating with a financial institution a credit line, and 3) $2,900,000 of our debt is with management. Additionally, historically, our operations have provided sufficient funds to meet our obligations and commitments as they became payable.

Results of Operations

Year Ended December 31, 2002 versus Year Ended December 31, 2001
----------------------------------------------------------------

Revenue for the year ended December 31, 2002 was $2,323,849 as compared to $1,252,061 for the same period in 2001, or an increase of $1,071,788 as the result of an increase in the company's Model fees and Commercial commissions. The increase in Model fees and Commercial commissions is in direct relationship to the increase in the number of the Models with us.

Gross profit for the year ended December 31, 2002 was $920,221 as compared to $381,017 for the same period in 2001, or an increase of $539,104. This increase in gross profit was attributable mainly to the increase in Model fee revenues and expanded Commercial commissions.

Operating expenses for the period ending December 31, 2002 were $1,364,717 as compared to $685,976 for the same period in 2001, or an increase of $678,741 The increase in operating expenses were mainly attributable to: 1) an increase in salaries and wages of $192,350 due to an increase in head count from 11 to 13;
2) rent of $56,925 due to a move to larger office space; 3) general and administrative of $311,393; which was mainly due to an increase in bad debts of $87,787, Consulting Fees of $98,755, accounting related expenses of $32,694, travel and entertainment of $28,971, and other general and administrative expenses of $7,530; 4) business development cost of $24,744; 5) non-recurring expenses of $86,375 attributable to the closing of the reverse merger; 6) and other miscellaneous items accounting for $22,980.

Interest expense was $122,426 for the year ended December 31, 2002 as compared to $39,295 for the same period in 2001, or an increase of $83,138. The increase in interest expense in 2002 was primarily an increase in the use of our secured line of credit.

Other income of $31,920 increased $1,942 over the same period the prior , which was primarily due to miscellaneous items.

Our net (loss) for the current year ended December 31, 2002 was $(535, 937) as compared to a net loss of $(332,554) for the year ended December 31, 2001, which is an increase of $203,383 or 61%. This increase in loss is mainly attributable to the non-recurring merger expenses of $86,375, and increased consulting fees of $98,755, and miscellaneous items $17,670.

Net change in cash used in operating activities in 2002 versus 2001 was $205. This change in cash from operating activities was principally due to an increase in loss of $203,383, an increase accounts receivable trade of $193,974, an increase in advances to models $298,582, increase in advance to officers of $28,040 offset by an increase in accounts payable of $374,809, increase in model fees payable $185,158, increase of model reserves of $16, 325, increase in accrued interest of $72,204, and other miscellaneous of $75, 278. We increased our revenues significantly in 2002, which resulted in increased needs for more models, which resulted in increases in advances to models and in accounts receivable.

Net cash provided by (used in) investing activities was $15,743 and $950 for the years ended December 31, 2002 and 2001, respectively, reflecting a change of $14,793. This change is due to an increase in purchases of property and equipment.

Net cash provided by financing activities was $807,914 and $301,136 for the years ended December 31, 2002 and 2001, respectively, reflecting a change of $506,778. This increase was principally due to proceeds from convertible notes of $500,000, a net increase in borrowings of a secured line of credit of $44,258, proceeds of notes payable $118,000, advances from shareholders of $52,000, miscellaneous items of $31,520 offset by decrease in capital contribution of $239,000.

Liquidity and Capital Resources
-------------------------------

The Company's revenues in 2002 have not been sufficient to cover the cost of revenues and operating expenses. The Company has relied on debt and equity financing to meet its cash needs. For future requirements, we have signed a letter of intent for a credit facility, and we will be doing a registration statement for the underlying shares shortly plus we are in process of negotiating with a financial institution for a credit line.

Therefore over the next twelve months management is of the opinion that sufficient working capital will be available from operations and financing activities to meet the Company's liabilities and commitments as they become payable.

Inflation

We believe our operations and financial condition have suffered no adverse material effect due to inflation.

ITEM 7 - Financial Statements

The report of independent auditors and financial statements are set forth in this report beginning on Page F-1.


ITEM 8. Changes in and Disagreements with Accountants on Auditing and Financial Disclosures

On January 31, 2003, the Registrant changed its principal independent accountants from Freeman & Davis LLP, 225 West 34th Street, Suite 320, New York, NY 10122 to Pohl, McNabola, Berg & Co., LLP, 50 Francisco Street, Suite 120, San Francisco, CA, 94133. Freeman & Davis LLP was dismissed and the decision to change accountants was approved by the Board of Directors and audit committee.

The reports of Freeman & Davis LLP on the financial statements for the past two years ended December 31, 2001 and 2000 and the current year through the third quarter ended September 30, 2002, and through the date of dismissal of January 31, 2003, contained no adverse opinions or disclaimers or were qualified as to audit review scope, or accounting principles, except that a going concern uncertainty was included in such reports.

During the Registrant's past two years ended December 31, 2001 and 2000 and the current year through the third quarter ended September 30, 2002, and through the date of dismissal of January 31, 2002, there were no disagreements with Freeman & Davis LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing review scope or procedures, which disagreements, if not resolved to the satisfaction of the former accountant, would have caused it to make a reference to the subject matter of the disagreements in connection with its report.

During the Registrant's two most recent fiscal years ended December 31, 2001 and 2000 and the current year through the third quarter ended September 30, 2002, and through the date of dismissal of January 31, 2003, the Registrant did not consult with Pohl, McNabola, Berg & Co., LLP regarding any of the matters or events set forth in Item 304 (a)(2) of Regulations S-B.

                                    Part III

Item 9. Directors, Executive Officers, Promoters And Control Persons: Compliance With Section 16(A) Of The Exchange Act

Name                       Age              Position with Company                       Since
----                       ---              ---------------------                       -----
Michael  Rudolph           52               Director and Chief Executive Officer        June 13, 2002

Steven Chamberlin          40               Director and Managing Partner of            January 29, 2003
                                            Warning Model Management, LLC.

Stanley Tepper             58               Chief Financial Officer                     January 29, 2003



Michael Rudolph: Michael Rudolph was appointed Director and Chief Executive Officer of Famous Fixins, Inc. on June 13, 2002. In 1995 Mr. Rudolph founded The Edgehill Group, Inc., a financial advisory and consulting practice, which specializes in business strategy development and merger/acquisition evaluation. In addition, in 2001 Mr. Rudolph founded and is the Managing Member of Viking Asset Management, LLC, an investment advisor registered under the California Corporate Securities Laws. Mr. Rudolph was within Charles Schwab's Institutional Trading Division from 1989 through 1995 where he was responsible for all non-trading activities. Prior to this, Mr. Rudolph held senior management positions at Bank of America, Wells Fargo Bank, and Crocker National Bank. Mr. Rudolph has qualified for registration with the National Association of Securities Dealers as an Investment Advisor. He received his BS degree in Biochemistry from Purdue University and has an MBA from Washington University, St. Louis.


Steven Chamberlin: Stephen Chamberlin was appointed Director of Famous Fixins on January 29, 2003. Mr. Chamberlin founded and has been the Managing Partner of Warning Model Management, LLC, ("WMM") since 1998. Mr. Chamberlin co-founded and ran NY Models from 1996 through 1998 and prior to that he was involved in the development and administration of LA Models. Mr. Chamberlin was involved as a founder or senior manager in various modeling agencies since 1979. In 1984, Mr. Chamberlin earned a Bachelor of Law from the University of New South Wales in Sidney Australia.

Stanley Tepper: Stanley Tepper was appointed the Chief Financial Officer in January 2003. At present, Mr. Tepper is also the Chief Financial Officer of Family Room Entertainment Corporation since March 2000. Mr. Tepper was since February, 1998 through March 2000, Controller of Operations for Time/Warner/Village Roadshow Pictures joint venture. Prior thereto, Mr. Tepper has had over 30 years of experience in senior management in accounting and finance, principally within the entertainment industry including such entities as Time/Warner/Orion Pictures joint venture, Satori Film, ALMI Distribution/RKO Warner Theaters, and The Cannon Group, Inc. Mr. Tepper began his career with Price Waterhouse, New York. He earned a BS degree from Southeastern University of Washington, DC with a major in accounting and minor in computer methodology.

Each director holds office for a one-year term or until his successor has been elected and qualified at the annual meeting of the Company's shareholders. The members of the Board of Directors serve without remuneration for service on the board. Corporate officers are appointed by the Board of Directors and serve at the discretion of the Board.

The Company has no standing audit, nominating or compensation committee. During the period from January 1, 2002 (end of last fiscal year of Famous Fixins, Inc.) to December 31, 2002, there was no Board meeting of the merged entity that was held.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than 10% of a registered class of the Company's equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than 10% shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

     To the Company's knowledge, based solely on its review of the copies of such reports furnished to the company and written representations that no other reports were required during the fiscal year ended December 31, 2001, all
Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

January 1, 2002 to December 31, 2002 all filing requirements applicable to Reporting Persons were complied with.

ITEM 10. Executive Compensation

The following table discloses the compensation paid to Famous Fixins, Inc.'s executive officers during the period November 13, 2001 to December 31, 2002:

                           SUMMARY COMPENSATION TABLE

                           SUMMARY COMPENSATION TABLE

                                                             LONG-TERM  COMPENSATION
                                                         ------------------------------
                                ANNUAL  COMPENSATION              AWARDS         PAYOUTS
                          ------------------------------  ---------------------  -------
NAME AND                                                 RESTRICTED SECURITIES
PRINCIPAL                                 OTHER ANNUAL     STOCK    UNDERLYING   LTIP    ALL OTHER
POSITION            YEAR  SALARY   BONUS COMPENSATION(1)  AWARD(S)  OPTIONS(#)  PAYOUTS COMPENSATION
------------------- ----  ------   ----- --------------- ---------- ----------- ------- ------------
Michael Rudolph     2002  $0          0     $15,000          0         0           0          0
  CEO

Steven Chamberlin   2002  $50,000     0       0              0         0           0          0
 Managing Member    2001  $25,750     0       0              0         0           0          0
  Warning Model     2000  $0          0       0              0         0           0          0
   Management, LLC

Stanley Tepper      2002  $0          0       0              0         0           0          0


OPTIONS GRANTED IN LAST FISCAL YEAR

No options to purchase Common Stock of the Company have been granted to the Company's executive officers.

FISCAL YEAR-END OPTION EXERCISES AND OPTION VALUES

No options to purchase Common Stock of the Company have been granted to the Company's executive officers.

EMPLOYEE COMPENSATION

We do not yet have a compensation committee that approves or offers recommendations on compensation for our employees.

ITEM 11. Security Ownership of Certain Beneficial Owners and Management

The persons set forth on the chart below are known to Registrant to be beneficial owners of more than five percent of the Registrants' outstanding common stock as of December 31, 2002. Information concerning the number and percentage of shares of voting stock of Registrant owned on record and beneficially by management is set forth on the chart below:

The following table sets forth certain information known to the Company with respect to the beneficial ownership of the Company's common stock as of March 10, 2003 by (i) each person who is known by the Company to own beneficially more than 5% of the Company's common stock, (ii) each of the Company's directors and executive officers, and (iii) all officers and directors of the Company as a group. Except as otherwise listed below, the address of each person is c/o Famous Fixins, Inc., 1325 Howard Ave. #422, Burlingame, California 94010.

Name and Address
of Beneficial Owner
Class                                  Number of Shares     Percent Owned (1)
-------------------                    ----------------     -----------------

Steve Chamberlin                        9,725,462           16.0%
Managing Member of Warning

George Furla                           12,156,827           20%
Member of Warning

Jeffrey Wong                            2,431,366            4%
Member of Warning

Peter Benz                              5,000,000            8.2%

Howard Schraub                          5,000,000
                                                             8.2%

Mercator Momentum Fund, L.P.            5,000,000            8.2%


----------
(1) Except as pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned. The total number of issued and outstanding shares of 60,673,834 and the total number of shares owned by each person is calculated as of March 3, 2003.

ITEM 12. Certain Relationships and Related Transactions

Mr. Chamberlin has been advanced money for costs and expenses relating to model expenses and travel of $28,040. The advances are due on demand and non-interesting bearing.

ITEM 13. Exhibits and Reports on Form 8-K.

(a) Exhibits

Exhibit
Number            Description
------            -----------
99.1              Sarbanes - Oxley Certification
99.2              Sarbanes - Oxley Certification

(b) Reports on Form 8-K:

Form 8-K filed under date of June 27, 2002 with respect to Item 5.
Form 8-K filed under date of January 7, 2003 with respect to Items 2 and 7. Form 8-K filed under date of February 11, 2003 with respect to Items 4 and 7.

Form 8-K/A amendment to Form 8-K filed April 3, 2003 with respect to Item 4.


ITEM 14. Controls and Procedures

CEO CERTIFICATION

I, Michael Rudolph, certify that:

     1. I have reviewed this annual report on Form 10KSB of Famous Fixins, Inc.,

     2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material factor omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

             a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

             b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

             c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

             a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

             b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                    Date:  April 9, 2003

                                    /s/ Michael Rudolph
                                    --------------------------------------------
                                    Michael Rudolph
                                    Chief Executive Officer

CFO CERTIFICATION

I, Stanley Tepper, certify that:

     1. I have reviewed this annual report on Form 10KSB of Famous Fixins, Inc.,

     2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

             a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

             b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

             c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

             a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

             b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                    Date:  April 9, 2003

                                    /s/ Stanley Tepper
                                    --------------------------------------------
                                    Stanley Tepper
                                    Chief Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Famous Fixins, Inc.




/s/ Michael Rudolph
------------------
Michael Rudolph, Chief Executive Officer,
(principal accounting officer) and Director

Dated: April 9, 2003

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the dates indicated:



Signature                  Title                                Date
---------                  -----                                ----

/s/ Michael Rudolph        Director, Chief Executive Officer    April 9, 2003

/s/ Steve Chamberlin       Director                             April 9, 2003

/s/ Stanley Tepper         Chief Financial Officer              April 9, 2003

                               Famous Fixins, Inc.
                  (SUCCESSOR TO WARNING MODEL MANAGEMENT, LLC)

                        CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2002 AND 2001

                               Famous Fixins, Inc.
                  (SUCCESSOR TO WARNING MODEL MANAGEMENT, LLC)

                        CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2002 AND 2001






                                 C O N T E N T S




                                                                            Page


 Independent Auditors' Report..................................................1

 Consolidated Balance Sheets...............................................2 - 3

 Consolidated Statements of Operations.........................................4

 Consolidated Statements of Shareholders' Equity...............................5

 Consolidated Statements of Cash Flows.....................................6 - 7

 Notes to the Financial Statements........................................8 - 29

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders
Famous Fixins, Inc.

We have audited the accompanying consolidated balance sheets of Famous Fixins, Inc., as of December 31, 2002 and 2001, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for the years ended December 31, 2002, and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Famous Fixins, Inc. as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles in the United States.



/s/ Pohl, McNabola, Berg & Company, LLP

Pohl, McNabola, Berg & Company, LLP
San Francisco, California
March 10, 2003

                               Famous Fixins, Inc.
                  (SUCCESSOR TO WARNING MODEL MANAGEMENT, LLC)
                           CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 2002 AND 2001



                               ASSETS                       2002              2001
                                                         -----------       -----------
Current Assets
   Cash and cash equivalents                             $   503,422       $     5,821
   Accounts receivable, net of reserve for doubtful
     of $63,422 and $0, respectively                         332,823           147,300
   Advances to models, net of reserve of
     $41,180 and $22,815, respectively                       419,233            67,528
   Advances to officer                                        28,040                --
   Prepaid expenses                                            2,734                --
                                                         -----------       -----------

     Total Current Assets                                  1,286,252           220,649
                                                         -----------       -----------

Property and Equipment
   Furniture and fixtures                                      8,168             5,329
   Computers and equipment                                    90,805            38,140
                                                         -----------       -----------

                                                              98,973            43,469

   Accumulated depreciation                                  (40,443)          (22,810)
                                                         -----------       -----------

     Total Property and Equipment                             58,530            20,659
                                                         -----------       -----------

       Total Assets                                      $ 1,344,782       $   241,308
                                                         ===========       ===========



                                   (continued)


   The accompanying notes are an integral part of these financial statements.

                               Famous Fixins, Inc.
                  (SUCCESSOR TO WARNING MODEL MANAGEMENT, LLC)
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                        AS OF DECEMBER 31, 2002 AND 2001



                               LIABILITIES AND EQUITY                               2002              2001
                                                                                 -----------       -----------
Current Liabilities
    Accounts payable and accrued expenses                                        $   445,266       $    36,057
    Model fees payable                                                               319,946            67,394
    Model reserves                                                                    26,955             5,315
    Line of credit                                                                    51,036            48,916
    Notes payable                                                                    166,783                --
    Advances from shareholders                                                        52,000             3,323
    Accrued interest - convertible debentures                                         17,517                --
    Taxes payable                                                                      5,160             3,200
    Current portion - capital leases                                                  17,219             4,424
    Secured line of credit                                                           367,400           126,032
    Convertible debentures                                                         1,175,739                --
                                                                                 -----------       -----------

        Total Current Liabilities                                                  2,645,021           294,661
                                                                                 -----------       -----------

Long Term Liabilities
    Convertible debentures                                                           403,087                --
    Convertible notes payable to shareholders                                      2,390,105                --
    Capital leases                                                                    27,450             8,350
                                                                                 -----------       -----------

        Total Long Term Liabilities                                                2,820,642             8,350
                                                                                 -----------       -----------

Equity
    Common stock - 200,000,000 authorized, par value $0.001, 44,673,834 and
         24,313,655 issued and outstanding for 2002 and 2001, respectively            44,674            24,314
    Additional paid-in capital                                                        97,235           420,670

    Accumulated deficit                                                           (4,262,790)         (506,687)
                                                                                 -----------       -----------

        Total Equity                                                              (4,120,881)          (61,703)
                                                                                 -----------       -----------

         Total Liabilities and Equity
                                                                                 $ 1,344,782       $   241,308
                                                                                 ===========       ===========


   The accompanying notes are an integral part of these financial statements.

                               Famous Fixins, Inc.
                  (SUCCESSOR TO WARNING MODEL MANAGEMENT, LLC)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDING DECEMBER 31, 2002 AND 2001


                                                       2002               2001
                                                   ------------       ------------
Revenues
     Revenues                                      $  2,323,849       $  1,252,061
     Costs of revenues                               (1,403,628)          (871,044)
                                                   ------------       ------------

                                                        920,221            381,017
                                                   ------------       ------------

Operating Expenses
     Salaries and wages                                 542,086            349,736
     Rent                                               154,938             98,013
     General and administrative                         472,481            161,088
     Business development                                91,204             66,460
     Non-recurring expenses                              86,375                 --
     Depreciation and amortization                       17,633             10,679
                                                   ------------       ------------

         Total Operating Expenses                     1,364,717            685,976
                                                   ------------       ------------

Other Income (Expense)
     Interest income                                        445                 --
     Other income                                        31,920             12,500
     Interest expense                                  (122,426)           (39,295)
                                                   ------------       ------------

         Total Other Income (Expense)                   (90,061)           (26,795)
                                                   ------------       ------------

             Net Loss Before Income Taxes              (534,557)          (331,754)

Provision for Income Taxes                               (1,380)              (800)
                                                   ------------       ------------

             Net Loss                              $   (535,937)      $   (332,554)
                                                   ============       ============


Net loss per share - basic                         $     (0.022)      $     (0.014)
                                                   ============       ============

Net loss per share - diluted                       $     (0.022)      $     (0.014)
                                                   ============       ============

Number of share used in calculation - basic          24,569,666         24,313,665
                                                   ============       ============
Number of share used in calculation - diluted        24,569,666         24,313,665
                                                   ============       ============



   The accompanying notes are an integral part of these financial statements.

                               Famous Fixins, Inc.
                  (SUCCESSOR TO WARNING MODEL MANAGEMENT, LLC)
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                 FOR THE YEARS ENDING DECEMBER 31, 2002 AND 2001



                                                          Common Stock                                 Additional
                                                  ----------------------------       Paid-In          Accumulated
                                                    Shares           Amount          Capital            Deficit           Total
                                                  --------------------------------------------------------------------------------
Balance, December 31, 2000                        24,313,655      $    24,314      $   174,670       $  (174,133)      $    24,851
                                                  --------------------------------------------------------------------------------

Additional capital contribution                           --               --          246,000                --           246,000

Net loss                                                  --               --               --          (332,554)         (332,554)
                                                  --------------------------------------------------------------------------------


Balance, December 31, 2001                        24,313,655      $    24,314      $   420,670       $  (506,687)      $   (61,703)
                                                  --------------------------------------------------------------------------------

Additional capital contribution                           --               --            7,000                --             7,000

Reverse merger
  Share issuance                                  20,360,179           20,360          (20,360)               --                --
  Net effect of assumption of FIXN assets and
 liabilities                                              --               --               --        (3,627,476)       (3,627,476)
  Reclassification of paid-in capital due to
 merger                                                   --               --         (407,310)          407,310                --

Note payable conversion option                            --               --           88,235                --            88,235

Warrants issuance                                         --               --            9,000                --             9,000

Net loss                                                  --               --               --          (535,937)         (535,937)
                                                  --------------------------------------------------------------------------------


Balance, December 31, 2002                        44,673,834      $    44,674      $    97,235       $(4,262,790)      $(4,120,881)
                                                  ================================================================================



   The accompanying notes are an integral part of these financial statements.

                               Famous Fixins, Inc.
                  (SUCCESSOR TO WARNING MODEL MANAGEMENT, LLC)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDING DECEMBER 31, 2002 AND 2001


                                                               2002              2001
                                                            -----------       -----------

Operating Activities:
 Net Loss                                                   $  (535,937)      $  (332,554)
Adjustments to reconcile loss to net cash
provided by (used in) operating activities:
 Depreciation and amortization                                   17,633            10,679
 Bad debt expense                                                81,787            22,815
 Other                                                            1,074                --
 Bond discount amortization                                       2,141                --

Changes in operating assets and liabilities:
 Accounts receivable - trade                                   (248,945)          (54,971)
 Advances to models                                            (370,070)          (71,488)
 Prepaid expenses                                                (2,734)               --
 Advances to officer                                            (28,040)               --
 Bank overdraft                                                      --            (7,711)
 Accounts payable and accrued expenses                          409,858            35,049
 Model fees payable                                             252,552            67,394
 Model reserves                                                  21,640             5,315
 Taxes payable                                                    1,960               800
 Accrued interest on convertible debt and secured line          102,511            30,307
                                                            -----------       -----------

    Net cash used in operating activities                      (294,570)         (294,365)
                                                            -----------       -----------

Investing activities:
 Purchases of property and equipment                            (15,743)             (950)
                                                            -----------       -----------


    Net cash used in investing activities                       (15,743)             (950)
                                                            -----------       -----------

Financing activities:
 Capital contribution - cash                                      7,000           246,000
 Proceeds from convertible notes payables                       500,000                --
 Borrowings from secured line of credit                       1,914,900         1,035,200
 Payments on secured line of credit                          (1,774,917)         (939,475)
 Payments on capital lease obligation                            (7,866)           (4,004)
 Borrowings under bank line of credit                            11,111             3,916
 Payments under bank line of credit                              (8,991)           (4,712)
 Proceeds from notes payable                                    118,000                --
 Advances from shareholders                                      52,000                --
 Payments on advances from officer                               (3,323)          (35,789)
                                                            -----------       -----------

    Net cash provided by financing activities                   807,914           301,136
                                                            -----------       -----------

                                   (continued)

   The accompanying notes are an integral part of these financial statements.

                               Famous Fixins, Inc.
                  (SUCCESSOR TO WARNING MODEL MANAGEMENT, LLC)
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                 FOR THE YEARS ENDING DECEMBER 31, 2002 AND 2001


                                                                      2002              2001
                                                                   -----------       -----------

      Increase (Decrease) in cash and cash equivalents                 497,601             5,821

Cash and cash equivalents, beginning of period                           5,821                --
                                                                   -----------       -----------

Cash and cash equivalents, end of period                           $   503,422       $     5,821
                                                                   ===========       ===========


Supplemental disclosures of cash flow information:
   Cash paid during the period for
      Interest                                                     $     9,401       $     8,988
                                                                   ===========       ===========
      Taxes                                                        $        --                --
                                                                   ===========       ===========

Supplemental schedule of non-cash financing activities
   Value of convertible benefit feature on convertible debt        $    88,235       $        --
                                                                   ===========       ===========
   Equipment purchased under capital leases                        $    39,761       $        --
                                                                   ===========       ===========

   Merger of Famous Fixins, Inc and Warning Model Management:
      Notes receivable                                             $    64,500       $        --
      Accrued liabilities                                              (81,380)               --
      Convertible debentures                                        (4,132,691)               --
      Unamortized bond discount                                        522,095                --
                                                                   -----------       -----------
         Total reclassification of equity                          $(3,627,476)      $        --
                                                                   ===========       ===========


   The accompanying notes are an integral part of these financial statements.

                               Famous Fixins, Inc.
                  (SUCCESSOR TO WARNING MODEL MANAGEMENT, LLC)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

1.   Summary of Significant Accounting Policies

A.   General Description of Business

Famous Fixins, Inc. ("FIXN") was incorporated on February 9, 1984, in the State of Utah. Through May 15, 2002, the date of its operating asset sale, FIXN was a promoter and marketer of celebrity endorsed consumer products for sale in supermarkets, other retailers and over the Internet. FIXN developed, marketed and sold licensed consumer products based on the diverse professional, cultural and ethnic backgrounds of various celebrities. FIXN entered into licensing agreements with high profile celebrities and created consumer products, which included various product lines consisting of salad dressings, candy products, cosmetic products, adhesive bandages and other novelty products endorsed by the licensors. FIXN sold directly to consumers and utilized a network of consumer products brokers to distribute its products throughout the United States and Canada. Third party manufacturers produced FIXN's various consumer products. Effective May 15, 2002, FIXN became a shell company that had discontinued its operations and had no operating revenues subsequent to that date.

On December 27, 2002, FIXN merged with Warning Model Management, LLC ("WAMM" or "the Company"), a California limited liability company.

In March 2003, the Company has filed a Proxy Statement with the Securities Exchange Commission (SEC) to change its name to Warning Model Management, Inc., and to increase the authorized shares from 200 million to 800 million.

Warning Model Management, LLC, was established in September 1998 to provide high-quality fashion models to the Southern California market. Los Angeles is one of the premier locations for the creation of fashion advertisements and television commercials, with WAMM being one of Los Angeles's premier model management companies.

The Company's current clients include major fashion companies, major department stores and major fashion magazines.


B.   Basis of Presentation and Organization

Effective December 27, 2002, the Company acquired FIXN (trading symbol: FIXN) through a reverse merger.

The application of reverse takeover accounting, resulted in the consolidated financial statements being issued under the name of the legal parent (Famous Fixins, Inc.), but are a continuation of the financial statements of the legal subsidiary, (Warning Model Management, LLC), and not of the legal parent. The control of the assets and business of Famous Fixins, Inc., is deemed acquired in consideration for the issue of additional capital by Warning Model Management, LLC.

                               Famous Fixins, Inc.
                  (SUCCESSOR TO WARNING MODEL MANAGEMENT, LLC)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001


1.   Summary of Significant Accounting Policies (continued)

B.   Basis of Presentation and Organization (continued)

These consolidated financial statements represent the financial activity of Warning Model Management, LLC and its subsidiaries. The financial statements for the years ended December 31, 2002 and 2001 have been prepared in accordance with generally accepted accounting principles in the US. The financial statements and notes are representations of the management and the Board of Directors who are responsible for their integrity and objectivity.


Consolidation Policy

The accompanying consolidated financial statements include the accounts of the Company and its majority-owned subsidiary corporations, after elimination of all material inter-company accounts, transactions and profits. These financial statements consolidate the accounts of the WAMM and FIXN subsequent to the merger date. FIXN's operating activity, which is limited to the resolution of its existing convertible debentures, is included as discontinued operations.


Discontinued Operations

Famous Fixins, Inc.'s current operating activities consist solely of the resolution of amounts remaining payable to the prior holders of Famous Fixins, Inc. convertible debentures. These payables are included as liabilities from discontinued operations.


C.   Cash and Cash Equivalents

For purposes of cash flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents, those with original maturities greater than three months and current maturities less than twelve months from the balance sheet date are considered short-term investments, and those with maturities greater than twelve months from the balance sheet date are considered long-term investments.

The Company invests excess cash in high quality short-term liquid money market instruments with maturities of three months or less when purchased. Investments are made only in instruments issued by or enhanced by high quality financial institutions. The Company has not incurred losses related to these investments.

                               Famous Fixins, Inc.
                  (SUCCESSOR TO WARNING MODEL MANAGEMENT, LLC)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001



1.   Summary of Significant Accounting Policies (continued)

C.   Cash and Cash Equivalents (continued)

Concentration of cash

The Company at times maintains cash balances in excess of the federally insured limit of $100,000 per institution. There were uninsured balances $503,000 and none as of December 31, 2002 and 2001, respectively.


D.   Property and Equipment

Property and equipment

Property and equipment are recorded at cost less accumulated depreciation and amortization. Maintenance and minor replacements are charged to expense as incurred. Renewals and improvements that extend the useful lives of the assets are capitalized and added to the property and equipment. Gains and losses on disposals are included in the results of operations.

Depreciation and amortization are provided using the straight-line method over estimated useful lives of the respective assets as follows:

         Office furniture and fixtures                              5-7 years
         Computer and office equipment and software                   3 years
         Leasehold improvements                                       4 years

Amortization of leasehold improvements is computed using the straight-line method over the lesser of the asset life or the life of the respective lease.

The cost and related accumulated depreciation of all property and equipment retired or otherwise disposed of are removed from the accounts. Any gain or loss is recognized in the current period. Various accelerated methods are used for tax purposes.


Assets Held under Capital Leases

Assets held under capital leases are recorded at the lower of the net present value of the minimum lease payments or the fair value of the leased asset at the inception of the lease. Amortization expense is computed using the straight-line method over the shorter of the estimated useful lives of the assets or the period of the related lease.

                               Famous Fixins, Inc.
                  (SUCCESSOR TO WARNING MODEL MANAGEMENT, LLC)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001


1.   Summary of Significant Accounting Policies (continued)

E.   Income Taxes

The Company utilizes SFAS No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes represents the tax payable for the period and the change during the period in deferred tax assets and liabilities.

Until December 27, 2002, the Company operated as a privately held limited liability company. Therefore, the Company's taxable income or loss was allocated to members in accordance with their respective percentage ownership. Accordingly, provision or liability for income taxes included in these financial statements is attributable to California minimum franchise tax of $800 for 2001 and for the period starting January 1, 2002, to December 27, 2002. The Company is subject to the California limited liability company fee, which is based on the Company's revenues. FIXN is subject to New York State and City franchise taxes.


F.   Revenue Recognition

The Company's revenues are derived from two sources.

The Company's primary source of revenue is from model services provided to print media. Revenue for print media is recorded when the models have completed the fashion shoot. The revenue is recorded at gross billings, which includes all agency fees. Costs of revenues consist of payments due to the models for services rendered and expenses and costs incurred for models in performance of those services.

The second source of revenue is from commissions on payments received by models and actors for appearing in television and cable commercials. The Company records a commission of 10% to 15% when cash is received.


G.   Advertising Costs

All advertising costs are expensed as incurred. Advertising expense totaled $3,096 for the year ended December 31, 2001. There was no advertising expense for the year ended December 31, 2002.

                               Famous Fixins, Inc.
                  (SUCCESSOR TO WARNING MODEL MANAGEMENT, LLC)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001


1.   Summary of Significant Accounting Policies (continued)

H.   Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Management makes estimates that affect reserves for doubtful accounts, depreciation and reserves for any other commitments or contingencies. Any adjustments applied to estimates are recognized in the year in which such adjustments are determined.


I.   Segments of an Enterprise and Related Information

The Company follows SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 requires that a public business enterprise (optional for a private enterprise) report financial and descriptive information about its reportable operating segments on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments. Currently, the Company operates in only one segment.


J.   Business Risks and Credit Concentrations

The Company operates in the high-end fashion modeling industry segment, which is rapidly evolving and highly competitive. The Company relies on the clients engaging its models. There can be no assurance that the Company will be able to continue to provide models to support its operations.

Accounts receivable are typically unsecured. The Company performs ongoing credit evaluations of its customers' financial condition. It generally requires no collateral and maintains reserves for potential credit losses on customer accounts, when necessary.

The Company advances funds to its models for preparing model portfolios and travel costs.

                               Famous Fixins, Inc.
                  (SUCCESSOR TO WARNING MODEL MANAGEMENT, LLC)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001


1.   Summary of Significant Accounting Policies (continued)

K.   Fair Value of Financial Instruments

The carrying value of certain of the financial instruments, including accounts receivable, other current assets, accounts payable, notes payable and accrued expenses approximate fair value due to their short maturities. Based on borrowing rates currently available to the Company for loans with similar terms, the carrying value of notes payable approximates fair value.

The value attributable to a beneficial conversion feature and/or to stock purchase warrants issued in conjunction with convertible notes payable is amortized to interest expense over the term of the notes.


L.   Recent Accounting Pronouncements

In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement also extends the reporting requirements to report separately, as discontinued operations, components of an entity that either have been disposed of or are classified as held-for-sale. The Company adopted the provisions of SFAS No. 144 effective July 1, 2002. The adoption of this statement did not have any impact on the Company's financial condition or results from operations.

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145 ("SFAS 145"), "Rescission of FASB Statements Nos. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. SFAS 145 was adopted by the Company in the first quarter of fiscal 2002. The adoption of SFAS 145 is not expected to have a material impact on the Company's results of operations or financial position.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities." SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The scope of SFAS No. 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 will be effective for exit or disposal activities that

                               Famous Fixins, Inc.
                  (SUCCESSOR TO WARNING MODEL MANAGEMENT, LLC)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001


1.   Summary of Significant Accounting Policies (continued)

L.   Recent Accounting Pronouncements (continued)

are initiated after December 31, 2002 and early application is encouraged. The provisions of EITF No. 94-3 shall continue to apply for an exit activity initiated under an exit plan that met the criteria of EITF No. 94-3 prior to the adoption of SFAS No. 146. The Company will adopt FSAS 146 for exit or disposal activities that are initiated after December 31, 2002. The effect on adoption of SFAS No. 146 will change on a prospective basis the timing of when restructuring charges are recorded from a commitment date approach to when the liability is incurred.


M.   Advances to Models

The Company pays bills on behalf of models for the preparation of their professional modeling portfolios and for travel costs. These amounts have no specific repayment terms, but management expects repayment within one year.

Advances to models have been reviewed by management, and the Company has recorded an allowance for doubtful collections of $41,180 and $22,815 in 2002 and 2001, respectively.


N.   Receivables

Accounts receivable are typically unsecured. The Company performs ongoing credit evaluations of its customers' financial condition. It generally requires no collateral and maintains reserves for potential credit losses on customer accounts when necessary

The Company establishes an allowance for uncollectible trade accounts receivable
based  on  historical   collection   experience  and  management  evaluation  of
collectibility of outstanding accounts receivable.


O.   Basic and Diluted Net Earnings Per Share

Basic net earnings  (loss) per common share is computed by dividing net earnings
(loss) applicable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted net earnings (loss) per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options. In periods where losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive.

                               Famous Fixins, Inc.
                  (SUCCESSOR TO WARNING MODEL MANAGEMENT, LLC)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001




1.   Summary of Significant Accounting Policies (continued)

P. Adoption of SFAS-133: Accounting for Derivative Instruments and Hedging Activities

The Company has adopted Financial Accounting Standards Board Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities", which requires that all derivative instruments be recorded on the balance sheet at fair value. The Company is currently not engaged in hedging activities nor does it have any derivative instruments, thus there is no impact on the current periods financial statements


R.   Comprehensive Income (Loss)

Comprehensive income consists of net income and other gains and losses affecting shareholders' equity that, under generally accepted accounting principles are excluded from net income in accordance with Statement on Financial Accounting Standards No. 130, "Reporting Comprehensive Income." The Company, however, does not have any components of comprehensive income (loss) as defined by SFAS No. 130 and therefore, for the years ended December 31, 2002 and 2001, comprehensive income (loss) is equivalent to the Company's reported net income (loss).


S.   Long-Lived assets

The Company accounts for the impairment and disposition of long-lived assets in accordance with SFAS No. 121, "Accounting for the impairment of long-lived Assets and Long-Lived Assets to Be Disposed Of". In accordance with SFAS No. 121, long-lived assets to be held are reviewed for events or changes in circumstances, which indicate that their carrying value may not be recoverable. During the years ended December 31, 2002 and 2001, no impairment has been recorded.


T.   Reclassifications

Certain reclassifications have been made to the 2001 financial statements to conform to the 2002 presentation.


U.   Stock-Based Compensation - Warrants

FIXN accounts for stock-based compensation using the fair-value based method prescribed in Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation". Compensation cost for all stock warrants issued by FIXN is (a) measured at the grant date based on the fair value of the warrants and (b) recognized over the service period. See Note 10.

                               Famous Fixins, Inc.
                  (SUCCESSOR TO WARNING MODEL MANAGEMENT, LLC)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001



2.   Income Taxes

Until December 27, 2002, the Company had chosen to be treated as a partnership for federal and state income tax purposes. A partnership is not a tax paying entity for federal or state income tax purposes. Accordingly, no federal income tax expense has been recorded in the statements. All income or losses will be reported on the individual members' income tax returns. The Company is subject to a minimum franchise tax in California.

Significant components of the provision for taxes based on income for the year ended December 31, 2002 and 2001 are as follows:

                                    2002          2001
                                   -------       -------

     Current
          Federal                  $    --       $    --
          State                     (1,380)         (800)
                                   -------       -------
                                   $(1,380)      $  (800)
                                   -------       -------
     Deferred
          Federal                       --            --
          State                         --            --
                                   -------       -------
          Total                    $(1,380)      $  (800)
                                   =======       =======

Significant components of the Company's deferred tax assets and liabilities for income taxes consist of the following:

                                                               Federal          State           Local
                                                              ---------       ---------       ---------
     Deferred tax asset
           Net operating loss carryforwards                   $ 404,448       $ 104,011       $  17,324
           Bad debts                                             36,611           9,414           1,569
                                                              ---------       ---------       ---------

     Total deferred tax asset                                 $ 441,059       $ 113,425          18,893
                                                              ---------       ---------       ---------
           Less valuation allowance                           $(441,059)      $(113,425)      $ (18,893)
                                                              ---------       ---------       ---------
           Net deferred tax asset                             $      --       $      --       $      --
                                                              =========       =========       =========

                               Famous Fixins, Inc.
                  (SUCCESSOR TO WARNING MODEL MANAGEMENT, LLC)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001


2.   Income Taxes (continued)

At both December 31, 2002 and 2001, FIXN has available approximately $1,005,000 in net operating loss carryforwards available to offset future federal and state income taxes, respectively, which expire through 2021. Realization is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. This and other components of deferred tax asset accounts are described above. As at December 31, 2001, the Company has provided a valuation allowance to reduce its net deferred tax asset to zero. The amount of the deferred tax asset considered realizable, however, can be revised in the near term based upon future operating conditions during the carryforward period.

The provision for income taxes consists of state franchise taxes. The expected combined federal and state income tax benefit of approximately 45% is reduced predominately by the valuation allowance applied to such benefits. The use of loss carryforwards from FIXN of approximately $1,005,000 is limited because of the change of greater than 50% in the ownership of its stock resulting from the merger.

A reconciliation of the provision for income tax expense with the expected income tax computed by applying the federal statutory income tax rate to income before provision for (benefit from) income taxes for the year ended December 31, 2002, is as follows:

                                                2002
                                               -------

     Income tax provision (benefit) computed
     at federal statutory rate                  (35.00%)

     State and local                             (9.84%)

     Other                                       (8.74%)

     Valuation allowance                         53.60%
                                               -------

     Effective tax rate                           0.02%
                                               =======

In 2001, WAMM operated as a California limited liability company. Accordingly, it was not subject to federal and state income taxes. WAMM paid an $800 franchise tax fee in California.

In 2002, the Company incurred minimum franchise taxes of $300 and $280 for New York State and City, respectively.

                               Famous Fixins, Inc.
                  (SUCCESSOR TO WARNING MODEL MANAGEMENT, LLC)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001


3.   Financing Agreement

The Company has a secured asset-borrowing program with a financial institution to collateralize, with recourse, certain eligible trade receivables up to a maximum percentage of 80% of the net amounts of each receivable. As receivables collateralized to the financial institution are collected, the Company may transfer additional receivables up to the discretion of the lending institution. Gross receivables transferred to the financial institution amounted to $2,129,025 and $1,035,200 in 2002 and 2001, respectively. The Company retains the right to recall collateralized receivables under the program, and the receivables are subject to recourse. Therefore, the transaction does not qualify as a sale under the terms of Financial Accounting Standards Board Statement No. 125 (Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities). Included in the Balance Sheets as receivables at December 31, 2002 and 2001, are account balances totaling $352,458 and $147,300 of uncollected receivables collateralized to the financial institution.



4.   Line of Credit

The Company has an unsecured line of credit agreement with a bank, which provides that it may borrow up to $50,000 at the interest rate of 12% per annum. At December 31, 2002 and 2001, $51,036 and $48,916 were borrowed against the line of credit. The line of credit is renewable annually by mutual agreement of the parties.



5.   Equity - Capital Contributions

The original owners of WAMM made capital contributions to the Company of $7,000 and $246,000 in 2002 and 2001, respectively.



6.   Related Party Transactions

Mr. Steve Chamberlin

Mr. Steve Chamberlin, President and managing member of the Company, has advanced monies to the Company. The Company repaid to Mr. Chamberlin $3,323 and $35,789 in 2002 and 2001, respectively, for these advances.

During 2002, the Company advanced to Mr. Chamberlin $28,040. These advances are due on demand and are non-interest-bearing.

                               Famous Fixins, Inc.
                  (SUCCESSOR TO WARNING MODEL MANAGEMENT, LLC)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

6.   Related Party Transactions (continued)

Transactions with shareholders

Two shareholders advanced a total of $52,000 to the Company during 2002. The Company repaid these advances in January 2003. The advances are non-interest bearing.



7.   Commitments and Contingencies

A.   Legal

The Company is periodically involved in legal actions and claims that arise as a result of events that occur in the normal course of operations. The Company is not currently aware of any legal proceedings or claims that the Company believes will have, individually or in the aggregate, a material adverse effect on the Company's financial position or results of operations.


B.   Operating Leases

Beginning at its inception, the Company's principal executive offices were located in a 2,500 square foot facility at 9009 Beverly Boulevard, Suite 103, West Hollywood, CA 90040. The Company renewed the lease in February 2001 under a 24-month agreement. All operations including development, control, and maintenance were performed at this facility. The aggregate rental rate for the entire facility for the four-month period ending April 30, 2001, was $22,800. The Company obtained a lease severance effective May 17, 2001.

On May 17, 2001, the Company's principal executive offices relocated to a 3,479 square foot facility at 9440 Santa Monica Boulevard, Suite 400, Beverly Hills, CA 90210. The Company leases the facility under a 60-month agreement that terminates on April 30, 2005, with the option to renew for an additional six months. The aggregate rental rate for the entire facility for the eight months ending December 31, 2001, and the year ending December 31, 2002 were $71,667 and $100,895, respectively. All operations were performed at this facility.

The Company also leases office equipment under an open-ended operating lease. The aggregate monthly rental (exclusive of sales tax) is $621 per month.

In March 2000, the Company leased an automobile under a 36-month non-cancelable operating lease agreement. The Company is obligated to pay $376 per month.

                               Famous Fixins, Inc.
                  (SUCCESSOR TO WARNING MODEL MANAGEMENT, LLC)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

7.   Commitments and Contingencies (continued)

B.   Operating Leases (continued)

In  September   2002,  the  Company  leased  an  automobile   under  a  36-month
non-cancelable operating lease agreement. The Company is obligated to pay $1,392 per month.

In  November  2002,   the  Company   leased  an  automobile   under  a  40-month
non-cancelable operating lease agreement. The Company is obligated to pay $422 per month.

The aggregate future rental rates through December 31, 2006, are as follows:

     Year Ending December 31,
     2003                          136,110
     2004                          138,747
     2005                           55,996
     2006                            1,465
                          ------------------

                          $        332,318
                          ==================


C.   Capital Leases

The Company maintains capital leases for some of its office equipment and for accounting software designed specifically for the Company's industry. The following is a schedule by year of the approximate future minimum lease payments required under these leases:

2003                                                         $     20,916
2004                                                               12,101
2005                                                               12,101
2006                                                                7,059
                                                             ------------
         Future Minimum lease payments                       $     52,177

         Less amount representing interest                        (7,508)
                                                             ------------

Present value of minimum lease payments                            44,669

Less current portion                                             (17,219)
                                                             ------------

Long-term capital lease obligation                           $     27,450
                                                             ============

The leased property under capital leases as of December 31, 2002 has a cost of $60,537, accumulated amortization of $19,707 and a net book value of $40,830. Amortization of the leased property is included in depreciation expense and amounts to $11,698 and $5,899 for the years ended December 31, 2002 and 2001, respectively.

                               Famous Fixins, Inc.
                  (SUCCESSOR TO WARNING MODEL MANAGEMENT, LLC)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

7.   Commitments and Contingencies (continued)

D.   Contingent Liability

On May 15, 2002, FIXN completed a transaction pursuant to a Settlement of Debts and Asset Purchase Agreement, dated March 29, 2002, with Starbrand, LLC, pursuant to which FIXN divested all of its operations and sold substantially all of its assets and certain specified liabilities to Starbrand, LLC, in exchange for cancellation of $450,000 of outstanding 4%, $1,500,000 convertible debentures. FIXN is contingently liable for the payment of the liabilities transferred aggregating approximately $200,000. No claim has been made regarding these liabilities as of December 31, 2002, and management believes that no reserve is necessary.



8.   Merger of Famous Fixins and Warning Model Management, LLC

On December 27, 2002, the Company completed the merger with Famous Fixins, Inc., ("FIXN"), a public shell company traded on the NASDAQ Over-the-Counter Bulletin Board, by acquiring 54% of the outstanding capital stock of FIXN.

The merger of WAMM, an operating company, with FIXN, a non-operating public shell company with nominal assets, is treated as a capital transaction in substance rather than a business combination. Therefore, no goodwill or intangible assets are recorded.

The following table presents the allocation the assets acquired and liabilities assumed as:

     Accounts receivable                                                    $    64,500
                                                                            -----------
           Total assets                                                     $    64,500
                                                                            -----------

     Convertible debt and long-term debt due within one year                $(1,232,691)
     Other current liabilities                                                  (81,380)
     Convertible notes payable - shareholders                                (2,900,000)
     Unamortized bond discount                                                  522,095
                                                                            -----------
           Total liabilities assumed                                         (3,691,976)
                                                                            -----------
              Total adjustment to equity                                    $(3,627,476)
                                                                            ===========

                               Famous Fixins, Inc.
                  (SUCCESSOR TO WARNING MODEL MANAGEMENT, LLC)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001


8.   Merger of Famous Fixins and Warning Model Management, LLC (continued)

The following (unaudited) pro forma consolidated results of operations have been prepared as if the merger with FIXN, Inc. had occurred at January 1, 2001:

                                               December 31, 2002    December 31, 2001
                                               -----------------    -----------------
     Sales                                      $    2,323,849       $    1,252,061
     Operating expenses                             (1,133,292)            (675,297)
     Discontinued operations - loss                   (248,922)          (1,100,630)
     Net loss                                       (5,118,194)          (1,433,184)

     Discontinued loss per share - basic        $       (0.010)      $       (0.045)
     Discontinued loss per share - diluted      $       (0.010)      $       (0.045)

     Net loss per share - basic                 $       (0.119)      $       (0.037)
     Net loss per share - diluted               $       (0.119)      $       (0.037)


The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the merger been consummated as of that time, nor is it intended to be a projection of future results.


9.   Notes Payable

Notes payable at December 31, 2002, consist of the following:

                                                                 2002             2001
                                                               --------      --------------
     10% note payable - private party. Interest payable        $ 48,783      $           --
     or accruing monthly, due on demand

     Note payable - private party, $6,000 fixed interest,
     due January 2003, unsecured                                 30,000                  --

     Non-interest-bearing note payable - private party,
     due December 2002, unsecured                                88,000                  --
                                                               --------      --------------

     Total notes payable at December 31                        $166,783      $           --
                                                               ========      ==============


In September 2002, the Company borrowed $88,000 from a private party. The loan was paid in January 2003.

                               Famous Fixins, Inc.
                  (SUCCESSOR TO WARNING MODEL MANAGEMENT, LLC)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

9.   Notes Payable (continued)

In October 2002, the Company borrowed $30,000 from a private party. The loan, including the premium, was paid in January 2003.


10% Demand Notes Payable
------------------------

In January 2002, FIXN issued promissory notes of $27,500 with interest at a rate of 10% per year. Beginning June 15, 2002, these notes become payable on demand.

In May 2002, FIXN borrowed an aggregate of $21,283 from two lenders and issued notes payable at an interest rate of 10% per annum. Beginning June 15, 2002, these notes become payable on demand. The lenders include a party related to the holders of its 4% convertible debentures and another unrelated party.


10.  Convertible Debentures & Promissory Notes

4% Convertible Debentures Payable

On October 27, 2000, FIXN entered into an agreement with the three investors for the issuance of $1,500,000 4% Convertible Debentures and 250,000 warrants for shares of FIXN's common stock. Under the terms of the agreement, the $1,500,000 principal amount of the 4% debentures was issued for cash of $500,000 and the surrender of the outstanding $1,000,000 of 0% Convertible Debentures described above. The entire issue of the $1,500,000 4% Convertible Debentures was due on August 7, 2001, with a 5% premium on principal, plus accrued interest. Effective May 15, 2002, FIXN was relieved of $450,000 of the outstanding principal and the premium of $75,000 as a result of the asset sale to Starbrand, LLC. The debentures are convertible into common stock commencing on the maturity date at a conversion price of the lesser of $.054 per share or an amount computed under a formula, based on the discounted average of the lowest bid prices during a period preceding the conversion date.

The conversion of the 4% debentures into common shares is subject to the condition that, no debenture holder may own an aggregate number of shares, including conversion shares, which is greater than 9.9% of the then outstanding common stock. Other provisions of the agreement include default, merger and common stock sale restrictions on FIXN. The debenture holders may cause FIXN to redeem debentures, with interest and a 30% payment premium, from up to 50% of the net proceeds received under an equity line of credit type of agreement or other permitted financing. The equity line of credit agreement was a condition to the October 27, 2000, 4% Convertible Debenture and Warrants Purchase Agreement.

                               Famous Fixins, Inc.
                  (SUCCESSOR TO WARNING MODEL MANAGEMENT, LLC)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001


10.  Convertible Debentures & Promissory Notes (continued)

4% Convertible Debentures Payable (continued)

Interest on the 4% convertible debentures is payable semi-annually and is convertible into common stock at the investors' option. Due to the non-payment of interest in fiscal year 2000, the debenture holders had the right to consider the debentures as immediately due and payable.

In July 2002, FIXN issued an additional $100,000 of 4% convertible debentures. These debentures are due in July 2003 and are classified as current. The notes have a $5,000 premium due at maturity.

Based upon a debenture conversion price being 85% of the average of the five (5) lowest closing bid prices of the Common Stock during the twenty-two (22) Trading Days preceding the applicable Conversion Date. The beneficial conversion feature of these debentures issued was $17,674, and the amount was credited in the accounts of FIXN as additional paid in capital. The amount attributable to the beneficial conversion feature is amortized over the term of the loan and is included as a component of interest expense. Interest on the indebtedness is accrued through December 31, 2002.

The financial statements as of December 31, 2002, reflect the remaining principal amount of the 4% debentures, less the unamortized bond discount. The net carrying value is $1,141,773. Interest on the indebtedness is accrued through December 31, 2002.


5% Convertible Debentures Payable

The 5% Debenture holders are entitled to convert, at any time, any portion of the principal of the 5% Debentures to common stock at a conversion price for each share at the lower of (a) 80% of the market price at the conversion date or
(b) $0.55. The 5% Debentures include an option by FIXN to exchange the Debentures for Convertible Preferred Stock.

The following summarizes the outstanding balance of the 5% Debentures at December 31, 2002 and 2001:

                                                          2002              2001
                                                        --------       -------------
     Outstanding principal amount of 5% debentures      $ 33,975       $          --
     Less unamortized discount for warrants issued            (9)                 --
                                                        --------       -------------

     Carrying amount                                    $ 33,966       $          --
                                                        ========       =============

                               Famous Fixins, Inc.
                  (SUCCESSOR TO WARNING MODEL MANAGEMENT, LLC)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

10.  Convertible Debentures & Promissory Notes (continued)

10% Convertible Debentures Payable

On December 30, 2002, the Company issued $500,000 in new three-year convertible debentures with an interest rate of 10%, payable quarterly. These debentures are convertible in the Company's common stock at 85% of the average of the three lowest closing prices during the 20 days prior to the conversion. All these debentures are redeemable in cash due one year from the date of issuance. The notes mature in December 2005, and are classified as long-term.

Based upon a debenture conversion price being 85% of the average of the five (5) lowest closing bid prices of the Common Stock during the twenty-two (22) Trading Days preceding the applicable Conversion Date. The beneficial conversion feature of these debentures issued was $88,235, and the amount was credited in the accounts as additional paid in capital. The amount attributable to the beneficial conversion feature is amortized over the term of the loan and is included as a component of interest expense. In conjunction with the issuance of the convertible debentures, the Company issued Common Stock Purchase Warrants (collectively the Note Warrants) to purchase 1,000,000 shares of the Company's common stock, par value $00.01 per share (the Common Stock), at an exercise price of $0.01 per share, and are immediately exercisable. Total funds received of $500,000 were allocated $9,000 to the Note Warrants and $491,000 to the Notes. The total value allocated to the Note Warrants is being amortized to interest expense over the term of the Notes. At December 31, 2002, the unamortized discount on the Notes is approximately $96,913. Interest on the indebtedness is accrued through December 31, 2002.

The financial statements as of December 31, 2002, reflect the remaining principal amount of the 10% debentures, less the unamortized bond discount attributable to the beneficial conversion feature and the warrants. The net carrying value is $403,087. Interest on the indebtedness is accrued through December 31, 2002.


Convertible Notes Payable Due to Members of Warning Model Management, LLC

The merger of Warning Model Management, LLC, and FIXN resulted in FIXN issuing to the members of Warning Model Management, LLC an aggregate of $2,900,000 principal amount of 4% convertible debentures due December 27, 2004.

The terms of the debentures require that interest be paid on the principal sum outstanding semi-annually in arrears at the rate of 4% per annum accruing from the date of initial issuance. Accrual of interest shall commence on the first business day to occur after the date of initial issuance and continue until payment in full of the principal sum has been made or duly provided for. Semi-annual interest payments shall be due and payable on December 1 and June 1 of each year, commencing with June 1, 2003. The Company will pay the principal of and any accrued but unpaid interest due upon this Debenture on the Maturity Date.

                               Famous Fixins, Inc.
                  (SUCCESSOR TO WARNING MODEL MANAGEMENT, LLC)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001


10.  Convertible Debentures & Promissory Notes (continued)

Convertible Notes Payable Due to Members of Warning Model Management, LLC (continued)

The Holders of these Convertible Debentures are entitled, at their option, to convert at any time, the principal amount of this Debenture or any portion thereof, plus, at the Holder's election, any accrued and unpaid interest, into shares of Common Stock of the Company (the common stock of the Company, the "Common Stock" and shares of Common Stock so converted, the "Conversion Shares") at a conversion price for each share of Common Stock ("Conversion Price") equal to the lesser of (i) $0.05 (the "Set Price") (subject to adjustment for stock splits and the like), and (ii) 85% of the average of the five (5) lowest closing bid prices of the Common Stock during the twenty-two (22) Trading Days preceding the applicable Conversion Date.

Based upon a debenture conversion price being either the lesser of 0.05 per share or 85% of the average of the five (5) lowest closing bid prices of the Common Stock during the twenty-two (22) Trading Days preceding the applicable Conversion Date. The beneficial conversion feature of the $2,900,000 debentures issued was $511,765, and the amount was credited in the accounts of FIXN as additional paid in capital. The amount attributable to the beneficial conversion feature is amortized over the term of the loan and is included as a component of interest expense. Interest on the indebtedness is accrued through December 31, 2002.

The financial statements as of December 31, 2002, reflect the remaining principal amount of the 4% debentures to shareholders, less the unamortized bond discount. The net carrying value is $2,390,105. Interest on the indebtedness is accrued through December 31, 2002.



11.  Equity Drawdown Facility

On October 31, 2000, FIXN entered into a type of equity line of credit agreement for the future sale of shares of its common stock and warrants. Under the agreement, which is subject to various conditions, an investor has committed to provide up to $5 million, at FIXN's request, over a 24-month period, to be applied to the purchase price of FIXN's common stock. FIXN may request at specified intervals, $100,000 minimum equity drawdowns, with maximum drawdown amounts at each request based on 4.5% of (i) the weighted average price of FIXN's common stock for a prescribed period prior to the request multiplied by
(ii) the total trading volume during such period. As at December 31, 2002 and 2001 the minimum drawdown requirement has not been met. Drawdowns may be further limited due to a provision in the agreement that prevents FIXN from issuing shares to the extent that the investor would beneficially own more than 9.9% of FIXN's then outstanding common stock. Under the agreement, FIXN is required to file a Registration Statement with the Securities and Exchange Commission before the investor is obligated to accept a drawdown request by FIXN. Consequently, until such Registration Statement is effective, FIXN will not receive any funds under the agreement.

                               Famous Fixins, Inc.
                  (SUCCESSOR TO WARNING MODEL MANAGEMENT, LLC)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

11.  Equity Drawdown Facility (continued)

The per share amount to be received by FIXN for the sale of its common stock on each equity drawdown shall be reduced by a 17.5% discount on the market price of the shares (as defined in the agreement). Escrow agent fees and a 10% placement fee will also reduce the proceeds of sale. At the October 31, 2000 closing, FIXN issued a stock purchase warrant for up to 500,000 shares of common stock to the investor at an exercise price of $.0636 per share, such warrant to expire on October 31, 2003. The value of the 500,000 stock warrant ($35,730) is charged to interest expense in 2000. FIXN has also agreed to issue additional warrants for shares equal to 50% of the shares purchased by the investor on each drawdown. There are various other conditions to the agreement, including the investor's right to terminate the agreement under specified events. At the closing, FIXN paid $10,000 for the investor's legal and other expenses.

See Note 10 in connection with an election by the holders of the 4% Convertible Debentures to apply a portion of the proceeds of the equity drawdowns to redeem their debentures.

FIXN did not utilize this equity drawdown facility as of December 27, 2002. The Company did not utilize this facility as of December 31, 2002. Subsequent to the merger, the Company has elected to pursue a different financing vehicle.

In December 2002, the Company signed a letter of intent with a different unrelated third party, who has provided debt financing to the Company, to provide an equity drawdown facility of up to $2,000,000.



12.  Outstanding Warrants to Purchase Common Stock

FIXN has issued warrants to purchase shares of its common stock to certain officers, employees and non-employees. The objectives of the issuance of the warrants include attracting and retaining the best talent, providing for additional performance incentives and promoting the success of FIXN by providing the opportunity to employees and non-employees to acquire common stock. FIXN has also issued warrants to certain investors in connection with the issuance of debentures and the sale of common stock. Outstanding warrants have been granted at exercise prices ranging from $.001 to $2.25 and expire as much as five years from the date of grant. On December 27, 2002, date of merger, FIXN had warrants outstanding to purchase 8,867,480 common shares.

                               Famous Fixins, Inc.
                  (SUCCESSOR TO WARNING MODEL MANAGEMENT, LLC)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001


12.      Outstanding Warrants to Purchase Common Stock (continued)

The status of FIXN's warrants is summarized below as of December 31, 2001:

                                                   Number of       Weighted Range of       Average Exercise
                                                   Warrants         Exercise Prices              Price
                                                  ------------    ---------------------    ------------------
Outstanding at December 27, 2002                    8,867,480     $       0.001 - 1.00     $            0.48
       Granted in 2002                              1,000,000                     0.01                  0.01
       Cancelled in 2002                                    -                   -                       -
                                                  ------------    ---------------------    ------------------

Outstanding at December 31, 2002                    9,867,480             0.001 - 1.00                  0.43
                                                  ============    =====================    ==================

Weighted average remaining contractual terms                                                      1.85 years
                                                                                           ------------------

Number of warrants exercisable at December 31, 2002                                                9,867,480
                                                                                           ------------------
Weighted average exercise price of warrants                                                             0.43
                                                                                           ------------------


As stated in Note 1, FIXN accounts for stock-based compensation using the fair value method prescribed in SFAS No. 123 "Accounting for Stock-Based Compensation", under which compensation cost for all stock warrants issued (both vested and non-vested) is measured at the grant date based on the fair value of the warrants. Such cost is recognized over the service period (the contract period). All costs were recognized by FIXN prior to December 27, 2002.

The fair value of each warrant issued was estimated on the date of grant using the Black-Scholes option-pricing model.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options and warrants, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's warrants have characteristics significantly different from those of traded options and warrants, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

Warrants are granted at prices equal to the current fair value of the Company's common stock at the date of grant. The vesting period is usually related to the term of the underlying convertible debenture.

The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: 2002--dividend yield of 0%; expected volatility of 200%; risk-free interest rate of 5.84%, and expected life of 3 years. The fair value of the options granted in 2002 was $0.009 per share.

                               Famous Fixins, Inc.
                  (SUCCESSOR TO WARNING MODEL MANAGEMENT, LLC)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

13.  Subsequent Events

In January 2003, the Company received aggregate proceeds of $50,000 in connection with the issuance of a 10% $50,000 convertible debentures, due in 2004. The lender, an unrelated party, is a current holder of a note payable issued by the Company.

In March 2003, the Company obtained short-term debt financing of $48,000, which is due in 90 days. The lender is a holder of its 10% convertible debentures due June 2003, and an unrelated party.

In January 2003, the Company issued 11,000,000 shares of its registered common stock, having a market value of $110,000, to three individuals in lieu of cash compensation for services rendered.

In February 2003, the holder of 10% convertible debentures converted $25,500 of principal into 5,000,000 shares of the Company's common stock.