Form 10QSB
period 2003-03-31
FAMOUS FIXINS INC
filed 2003-06-11
CIK 1052706

                                   FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended MARCH 31, 2003

                                       OR

              [ ] Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

        For the transition period from _______________ to _______________

                         Commission file number 0-27219

                         WARNING MODEL MANAGEMENT, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

          NEW YORK                                       13-3865655
------------------------------                      ------------------------
(State or other jurisdiction of                      (I.R.S. employer
incorporation or organization)                        identification number)

   9440 SANTA MONICA BOULEVARD, SUITE 400, BEVERLY HILLS, CA      90210
------------------------------------------------------------------------------
  (Address of principal executive offices)                     (Zip Code)

        Registrant's Telephone number, including area code: 310-860-9969

                              FAMOUS FIXINS, INC.
   (former name, address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                   Yes  X     No
                                       --       ---

State the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.


  CLASS OF COMMON STOCK                          OUTSTANDING AT MAY 30, 2003
  ---------------------                          ---------------------------
  $.001 par value                                75,923,834  shares


Transitional Small Business Disclosure Format        Yes      No  X
                                                         ----    ---

                                   Form 10-QSB
                       Securities and Exchange Commission
                             Washington, D.C. 20549
                         WARNING MODEL MANAGEMENT, INC.



                                      Index

PART I    -    FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Balance Sheets at March 31, 2003 and December 31, 2002

                  Statements of Operations for the three months ended
                           March 31, 2003 and March 31, 2002

                  Statements of Cash Flows for the three  months ended March 31,
                           2003 and March 31, 2002

                  Notes to the Financial Statements for the three months
                           Ended March 31, 2003

         Item 2.   Management's Discussion and Analysis of Financial
                           Condition and Results of Operations.

         Item 3.   Controls and Procedures

PART II    -    OTHER INFORMATION

         Item 2.  Changes In Securities

         Item 4.  Submission of Matters of a Vote to Security Holders

         Item 5.  Other Information

         Item 6.  Exhibits and Reports on Form 8-K



SIGNATURES

                         WARNING MODEL MANAGEMENT, INC.
                                AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS
                           FOR THE THREE MONTHS ENDED

                                 MARCH 31, 2003





                                 C O N T E N T S

        ----------------------------------------------------------------



Consolidated Balance Sheets                                             4 -5

Consolidated Statements of Operations                                   6

Consolidated Statements of Cash Flows                                   7 - 8

Notes to Consolidated Financial Statements                              9 - 29

                         WARNING MODEL MANAGEMENT, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                   AS OF MARCH 31, 2003 AND DECEMBER 31, 2002

                                                                                2003                          2002
                                                                      --------------------------   ---------------------------
                                     ASSETS                                  (unaudited)                   (audited)
Current Assets
     Cash and cash equivalents                                        $              63,018         $             503,422
     Accounts receivable, net of reserve for doubtful
          of $92,572 and $63,422, respectively                                      193,639                       332,823
     Advances to models, net of reserve of
          $166,180 and $41,180, respectively                                        306,439                       419,233
     Advances to officer                                                             38,546                        28,040
     Prepaid expenses                                                                 2,780                         2,734
                                                                      --------------------------   ---------------------------

          Total Current Assets                                                       604,422                   1,286,252
                                                                      --------------------------   ---------------------------

Property and Equipment
     Furniture and fixtures                                                            8,168                       8,168
     Computers and equipment                                                          93,109                      90,805
                                                                      --------------------------   ---------------------------

                                                                                     101,277                      98,973

     Accumulated depreciation                                                        (46,481)                    (40,443)
                                                                      --------------------------   ---------------------------

          Total Property and Equipment                                                54,796                      58,530
                                                                      --------------------------   ---------------------------

               Total Assets                                           $              659,218        $          1,344,782
                                                                      ==========================   ===========================

                                   (continued)


                             See accompanying notes.

                         WARNING MODEL MANAGEMENT, INC.

                   AS OF MARCH 31, 2003 AND DECEMBER 31, 2002

                                                                                           2003                    2002
                                                                                   ----------------------  ----------------------
                                  LIABILITIES AND EQUITY                                (unaudited)              (audited)
Current Liabilities
    Accounts payable and accrued expenses                                          $             128,846   $           445,266
    Model fees payable                                                                           420,989               319,946
    Model reserves                                                                                34,744                26,955
    Line of credit                                                                                48,987                51,036
    Notes payable                                                                                 90,116               166,783
    Advances from shareholders                                                                    20,000                52,000
    Accrued interest - convertible debentures                                                     44,253                17,517
    Taxes payable                                                                                  5,560                 5,160
    Current portion - capital leases                                                              16,265                17,219
    Secured line of credit                                                                       141,512               367,400
    Liabilities of discontinued operations                                                        90,461                     -
    Convertible debentures                                                                     1,161,984             1,175,739
                                                                                   ----------------------  ----------------------

        Total Current Liabilities                                                              2,203,717              2,645,021
                                                                                   ----------------------  ----------------------

Long Term Liabilities
    Convertible debentures                                                                       446,085                403,087
    Convertible notes payable to shareholders                                                  2,432,635              2,390,105
    Capital leases                                                                                25,091                 27,450
                                                                                   ----------------------  ----------------------

        Total Long Term Liabilities                                                            2,903,811              2,820,642
                                                                                   ----------------------  ----------------------

Equity
    Common stock - 200,000,000 authorized, par value $0.001, 60,673,834 and                       60,674                 44,674
        44,673,834 issued and outstanding for 2003 and 2002, respectively
    Additional paid-in capital                                                                   281,309                 97,235
    Accumulated deficit                                                                       (4,790,293)            (4,262,790)
                                                                                   ----------------------  ----------------------

        Total Equity                                                                          (4,448,310)            (4,120,881)
                                                                                   ----------------------  ----------------------

             Total Liabilities and Equity                                          $             659,218   $          1,344,782
                                                                                   ======================  ======================


                             See accompanying notes.

                         WARNING MODEL MANAGEMENT, INC.

            UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002


                                                               2003                  2002
                                                        --------------------  --------------------
                                                            (unaudited)           (unaudited)
Revenues
     Revenues                                           $         577,232     $         527,272
     Costs of revenues                                           (349,222)             (380,644)
                                                        --------------------  --------------------

                                                                   228,010              146,628
                                                        --------------------  --------------------

Operating Expenses
     Salaries and wages                                            154,925              125,144
     Rent                                                           37,157               28,269
     General and administrative                                    415,367               83,253
     Business development                                           33,346               15,335
     Depreciation and amortization                                   6,038                2,764
                                                        --------------------  --------------------

         Total Operating Expenses                                  646,833              254,765
                                                        --------------------  --------------------

Other Income (Expense)
     Interest income                                                   528                    -
     Other income                                                    6,932                7,980
     Interest expense                                             (115,160)             (18,546)
                                                        --------------------  --------------------

         Total Other Income (Expense)                             (107,700)              (10,566)
                                                        --------------------  --------------------

             Net Loss Before Income Taxes                         (526,523)             (118,703)

Provision for Income Taxes                                            (980)                 (200)
                                                        --------------------  --------------------

             Net Loss                                   $         (527,503)   $         (118,903)
                                                        ====================  ====================


Net loss per share - basic                              $          (0.010)    $          (0.005)
                                                        ====================  ====================

Net loss per share - diluted                            $          (0.010)    $          (0.005)
                                                        ====================  ====================

Number of share used in calculation - basic                     53,363,178            24,313,665
                                                        ====================  ====================
Number of share used in calculation - diluted                   53,363,178            24,313,665
                                                        ====================  ====================



                             See accompanying notes.

                         WARNING MODEL MANAGEMENT, INC.

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDING MARCH 31, 2003 AND 2002

                                                                                         2003                     2002
                                                                                -----------------------   ----------------------

Operating Activities:
     Net Loss                                                                   $             (527,503)    $          (118,903)
Adjustments to reconcile loss to net cash
provided by (used in) operating activities:
     Depreciation and amortization                                                               6,038                   5,530
     Bad debt expense                                                                          154,150                  13,953
     Other                                                                                           -                  (2,589)
     Bond and warrant discount amortization                                                     56,844                       -

Changes in operating assets and liabilities:
     Accounts receivable - trade                                                               110,034                 (54,768)
     Common stock issued for services                                                          165,000                       -
     Advances to models                                                                        (12,206)                (68,639)
     Prepaid expenses                                                                              (46)                      -
     Advances to officer                                                                       (10,506)                      -
     Bank overdraft                                                                                  -                  10,557
     Accounts payable and accrued expenses                                                    (225,956)                  9,165
     Model fees payable                                                                        101,043                  55,561
     Model reserves                                                                              7,789                   4,761
     Taxes payable                                                                                 400                     200
     Bond premium on note payable                                                                1,333                       -
     Accrued interest on convertible debt and secured line                                      26,736                  16,984
                                                                                -----------------------   ----------------------

           Net cash used in operating activities                                              (146,850)               (128,188)
                                                                                -----------------------   ----------------------

Investing activities:
     Purchases of property and equipment                                                        (2,304)                      -
                                                                                -----------------------   ----------------------

           Net cash used in investing activities                                                (2,304)                      -
                                                                                -----------------------   ----------------------

Financing activities:
     Proceeds from convertible notes payables                                                   50,000                       -
     Borrowings from secured line of credit                                                    594,916                 430,540
     Payments on secured line of credit                                                       (820,804)               (308,937)
     Payments on capital lease obligation                                                       (3,313)                 (1,065)
     Borrowings under bank line of credit                                                        1,461                   1,486
     Payments under bank line of credit                                                         (3,510)                 (1,562)
     Proceeds from notes payable                                                                40,000                       -
     Payments on notes payable                                                                (118,000)                      -
     Advances from shareholders                                                                 20,000                   1,905
     Payments on advances from shareholders                                                    (52,000)                      -
                                                                                -----------------------   ----------------------

           Net cash provided by financing activities                                          (291,250)                122,367
                                                                                -----------------------   ----------------------

                                   (continued)


                             See accompanying notes.

                         WARNING MODEL MANAGEMENT, INC.

               FOR THE THREE MONTHS ENDING MARCH 31, 2003 AND 2002

                                                                               2003               2002
                                                                         ------------------  ----------------

          Increase (Decrease) in cash and cash equivalents                       (440,404)           (5,821)

Cash and cash equivalents, beginning of period                                    503,422             5,821
                                                                         ------------------  ----------------

Cash and cash equivalents, end of period                                 $         63,018     $           -
                                                                         ==================  ================


Supplemental disclosures of cash flow information:
     Cash paid during the period for
          Interest                                                       $         11,555     $       8,988
                                                                         ==================  ================
          Taxes                                                          $              -     $           -
                                                                         ==================  ================

Supplemental schedule of non-cash financing activities
     Value of convertible benefit feature on convertible debt            $          8,824     $           -
                                                                         ==================  ================


                             See accompanying notes.

                         WARNING MODEL MANAGEMENT, INC.

           NOTES UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        THREE MONTHS ENDED MARCH 31, 2002

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

On December 27, 2002, FIXN merged with Warning Model Management, LLC ("WAMM" or "the Company"), a California limited liability company.


In March 2003, the Company filed a Proxy Statement with the Securities Exchange Commission (SEC) to change its name to Warning Model Management, Inc., and to increase the authorized shares from 200 million to 800 million. In May 2003, the name change was approved.

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


B.       Basis of Presentation and Organization

On May 15, 2003, the registrant (the "company") has changed the Company name from Famous Fixins, Inc. to Warning Model Management, Inc. and concurrently changed the Company's OTCBB trading symbol from "FIXN" to "WNMI".

Effective December 27, 2002, the Company acquired Famous Fixins, Inc., (trading symbol: FIXN) through a reverse merger. The application of reverse takeover accounting, resulted in the consolidated financial statements being issued under the name of the legal parent (Famous Fixins, Inc.), but are a continuation of the financial statements of the legal subsidiary, (Warning Model Management, LLC), and not of the legal parent. The control of the assets and business of Famous Fixins, Inc., is deemed acquired in consideration for the issue of additional capital by Warning Model Management, LLC.

These unaudited consolidated financial statements represent the financial activity of Warning Model Management, Inc. and its subsidiaries. The financial statements for the three months ended March 31, 2003 and 2002 have been prepared in accordance with generally accepted accounting principles in the US. The financial statements and notes are representations of the management and the Board of Directors who are responsible for their integrity and objectivity.

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to consolidated financial statements and footnotes thereto for the fiscal quarter ended March 31, 2003, included herein. The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All inter-company transactions were eliminated. The Company's fiscal year ends on December 31 each year.


The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002.


CONSOLIDATION POLICY

The accompanying consolidated financial statements include the accounts of the Company and its majority-owned subsidiary corporations, after elimination of all material inter-company accounts, transactions and profits. These financial statements consolidate the accounts of the WNMI and it subsidiaries.


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

CONCENTRATION OF CASH

The Company at times maintains cash balances in excess of the federally insured limit of $100,000 per institution. There were no balances at March 31, 2003 that exceeded $100,000, and the uninsured balances at December 31, 2002 were $503,000.


D.       Income Taxes

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


Until December 27, 2002, the Company operated as a privately held limited liability company. Therefore, the Company's taxable income or loss was allocated to members in accordance with their respective percentage ownership. Accordingly, provision or liability for income taxes included in these financial statements is attributable to California minimum franchise tax of $800 for the period starting January 1, 2002, to December 27, 2002. The Company is subject to the California limited liability company fee, which is based on the Company's revenues. The Company is also subject to New York State and City franchise taxes.


E.       Revenue Recognition

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


F.       Advertising Costs

All advertising costs are expensed as incurred.


G.       Use of Estimates

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


H.       Segments of an Enterprise and Related Information

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


I.       Business Risks and Credit Concentrations

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

The Company advances funds to its models and talent for preparing model and talent portfolios, prints, delivery travel costs and other costs. The Company evaluates these advances from time to time and sets up a reserve against such advances.


J.       Recent Accounting Pronouncements

In December 2002, the FASB issued SFAS No.148, "Accounting for Stock-Based Compensation - Transition and Disclosure." This statement amends SFAS No.123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. Pursuant to SFAS No.123, the Company will expense the fair market value of stock options newly granted to employees beginning in April 2003.

K        Advances to Models

The Company pays bills on behalf of models for the preparation of their professional modeling portfolios and for travel costs. These amounts have no specific repayment terms, but management expects repayment within one year.


L.       Receivables

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



M.       Basic and Diluted Net Earnings Per Share

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


N.       Comprehensive Income (Loss)

Comprehensive income consists of net income and other gains and losses affecting shareholders' equity that, under generally accepted accounting principles are excluded from net income in accordance with Statement on Financial Accounting Standards No. 130, "Reporting Comprehensive Income." The Company, however, does not have any components of comprehensive income (loss) as defined by SFAS No. 130 and therefore, for the three months ended March 31, 2003 and 2002, comprehensive income (loss) is equivalent to the Company's reported net income
(loss).






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

At March 31, 2003, FIXN has available approximately $1,005,000 in net operating loss carryforwards available to offset future federal and state income taxes, respectively, which expire through 2021. Realization is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. This and other components of deferred tax asset accounts are described above. As of March 31, 2002, the Company has provided a valuation allowance to reduce its net deferred tax asset to zero. The amount of the deferred tax asset considered realizable, however, can be revised in the near term based upon future operating conditions during the carryforward period.

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




3.       FINANCING AGREEMENT

The Company has a secured asset-borrowing program with a financial institution to collateralize, with recourse, certain eligible trade receivables up to a maximum percentage of 80% of the net amounts of each receivable. As receivables collateralized to the financial institution are collected, the Company may transfer additional receivables up to the discretion of the lending institution. Gross receivables transferred to the financial institution amounted to $309,320 and $299,943 in the three months ended March 31, 2003 and 2002, respectively. The Company retains the right to recall collateralized receivables under the program, and the receivables are subject to recourse. Therefore, the transaction does not qualify as a sale under the terms of Financial Accounting Standards Board Statement No. 125 (Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities). Included in the Balance Sheets as receivables at March 31, 2003, and December 31, 2002, are account balances totaling $152,592 and $352,458 of uncollected receivables collateralized to the financial institution.


4.       LINE OF CREDIT

The Company has an unsecured line of credit agreement with a bank, which provides that it may borrow up to $50,000 at the interest rate of 12% per annum. At March 31, 2003 and December 31, 2002, $48,987 and $51,036 were borrowed against the line of credit. The line of credit is renewable annually by mutual agreement of the parties.



5.       EQUITY

In January 2003, the Company issued 11,000,000 shared of its registered common stock, having a market value of $110,000, to three individuals in lieu of cash compensation for services rendered.

In February 2003, the holder of 4% convertible debentures converted $25,500 of principal into 5,000,000 shares of the Company's common stock.



6. RELATED PARTY TRANSACTIONS

MR. STEVE CHAMBERLIN

Mr. Steve Chamberlin, Director and President of the Company, has advanced monies to the Company. The Company repaid to Mr. Chamberlin $3,323 in 2002 for these advances.

At March 31, 2003, the Company has advances to Mr. Chamberlin totaling $38,546. These advances are due on demand and are non-interest-bearing.


TRANSACTIONS WITH SHAREHOLDERS

Two shareholders advanced a total of $52,000 to the Company during 2002. The Company repaid these advances in January 2003. The advances are non-interest bearing.

During the three months ended March 31, 2003, a shareholder advanced a total of $20,000 which is a 90 day non-interest being promissory note.



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


B.       Operating Leases

The Company's principal executive offices relocated to a 3,479 square foot facility at 9440 Santa Monica Boulevard, Suite 400, Beverly Hills, CA 90210. The Company leases the facility under a 60-month agreement that terminates on April 30, 2005, with the option to renew for an additional six months. The aggregate rental cost for the three months ended March 31, 2003 was $32,691 and $18,526, respectively. All operations were performed at this facility.

The Company also leases office equipment under an open-ended operating lease. The aggregate monthly rental (exclusive of sales tax) is $621 per month.

In March 2000, the Company leased an automobile under a 36-month non-cancelable operating lease agreement. The Company is obligated to pay $376 per month. The lease expired in March 2003


B.       Operating Leases (continued)

In  September   2002,  the  Company  leased  an  automobile   under  a  36-month
non-cancelable operating lease agreement. The Company is obligated to pay $1,392 per month.

In  November  2002,   the  Company   leased  an  automobile   under  a  40-month
non-cancelable operating lease agreement. The Company is obligated to pay $422 per month.


C.       Contingent Liability

On May 15, 2002, FIXN completed a transaction pursuant to a Settlement of Debts and Asset Purchase Agreement, dated March 29, 2002, with Starbrand, LLC, pursuant to which FIXN divested all of its operations and sold substantially all of its assets and certain specified liabilities to Starbrand, LLC, in exchange for cancellation of $450,000 of outstanding 4%, $1,500,000 convertible debentures. FIXN is contingently liable for the payment of the liabilities transferred aggregating approximately $200,000. No claim has been made regarding these liabilities as of March 31, 2003, and management believes that no reserve is necessary.



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

The following (unaudited) pro forma consolidated results of operations have been prepared as if the merger with FIXN, Inc. had occurred at January 1, 2002:

                                                             March 31, 2003         March 31, 2002
                                                            ------------------     ------------------
        Sales                                               $       2,323,849      $       1,252,061
        Operating expenses                                         (1,133,292)              (675,297)
        Net loss                                                   (5,118,194)            (1,433,184)

        Net loss per share - basic                          $        (0.119)       $         (0.037)
        Net loss per share - diluted                        $        (0.119)       $         (0.037)

The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the merger been consummated as of that time, nor is it intended to be a projection of future results.



9.       NOTES PAYABLE


Notes payable at March 31, 2003, and December 31, 2002, consist of the following:


                                                                  2003               2002
                                                              ---------------    ---------------
       10% note payable - private party.  Interest payable    $       48,783     $      48,783
       or accruing monthly, due on demand.
       Note Payable - private party convertible                            -                 -
       Notes Payable - private party, $8,000 premium, due
       in June 2003                                                   41,333                 -
       Note payable - private party, $6,000 fixed interest,
       due January 2003, unsecured.                                        -            30,000
       Note Payable - private
       party
       Non-interest-bearing note payable - private party,
       due December 2002, unsecured.                                       -            88,000

                                                              ---------------    ---------------
       Total notes payable at December 31                     $       90,116     $     166,783
                                                              ===============    ===============


In March 2003, the Company obtained short-term debt financing of $40,000 from Filter International, which is due in 90 days. The lender is a holder of its 10% convertible debentures due June 2003, plus an $8,000 premium.



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

The financial statements as of March 31, 2002, reflect the remaining principal amount of the 4% debentures, less the unamortized bond discount. The net carrying value is $1,116,273. Interest on the indebtedness is accrued through March 31, 2003.


5% CONVERTIBLE DEBENTURES PAYABLE

The 5% Debenture holders are entitled to convert, at any time, any portion of the principal of the 5% Debentures to common stock at a conversion price for each share at the lower of (a) 80% of the market price at the conversion date or
(b) $0.55. The 5% Debentures include an option by FIXN to exchange the Debentures for Convertible Preferred Stock.

The following summarizes the outstanding balance of the 5% Debentures at March 31, 2003 and 2002:

                                                                      2003               2002
                                                                 ----------------    --------------
         Outstanding principal amount of 5% debentures           $       33,966      $      33,975
         Less unamortized discount for warrants issued                        -                 (9)
                                                                 ----------------    --------------

         Carrying amount                                         $       33,966      $      33,966
                                                                 ================    ==============


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

Based upon a debenture conversion price being 85% of the average of the five (5) lowest closing bid prices of the Common Stock during the twenty-two (22) Trading Days preceding the applicable Conversion Date. The beneficial conversion feature of these debentures issued was $88,235, and the amount was credited in the accounts as additional paid in capital. The amount attributable to the beneficial conversion feature is amortized over the term of the loan and is included as a component of interest expense. In conjunction with the issuance of the convertible debentures, the Company issued Common Stock Purchase Warrants (collectively the Note Warrants) to purchase 1,000,000 shares of the Company's common stock, par value $00.01 per share (the Common Stock), at an exercise price of $0.01 per share, and are immediately exercisable. Total funds received of $500,000 were allocated $9,000 to the Note Warrants and $491,000 to the Notes. The total value allocated to the Note Warrants is being amortized to interest expense over the term of the Notes. Interest on the indebtedness is accrued through March 31, 2003.

The financial statements as of March 31, 2003, reflect the remaining principal amount of the 10% debentures, less the unamortized bond discount attributable to the beneficial conversion feature and the warrants. The net carrying value is $446,085. Interest on the indebtedness is accrued through March 31, 2003.

In January 2003, the Company received aggregate proceeds of $50,000 in connection with the issuance of a 10% $50,000 convertible debenture, due in 2004. The lender, an unrelated party, is a current holder of a note payable issued by the Company. The convertible benefit feature value was $8,824, and it is amortized over the term of the note.


CONVERTIBLE NOTES PAYABLE DUE TO CERTAIN SHAREHOLDERS AND FORMER MEMBERS OF WARNING MODEL MANAGEMENT, LLC

The merger of Warning Model Management, LLC, and FIXN resulted in FIXN issuing to the certain members of Warning Model Management, LLC an aggregate of $2,900,000 principal amount of 4% convertible debentures due December 27, 2004.

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

The financial statements as of March 31, 2003, reflect the remaining principal amount of the 4% debentures to shareholders, less the unamortized bond discount. The net carrying value is $2,432,635. Interest on the indebtedness is accrued through March 31, 2003.



11.      EQUITY DRAWDOWN FACILITY

In December 2002, the Company signed a letter of intent with a third party, who has provided debt financing to the Company, to provide an equity drawdown facility of up to $2,000,000.



12.      SEC FILINGS

On March 4, 2003, the Company filed a Form SB-2 to register the following:

         1. A $500,000 Convertible Debenture, 10% annual interest rate, issued December 30, 2002 pursuant to a Securities Purchase Agreement (the "Agreement"). The convertible debenture can be converted into shares of common stock with the Conversion Price per share being 85% of the average of the lowest three trading prices during the 22 trading days preceding the conversion date.

The holder of the 10% convertible debenture (Mercator Momentum Fund, L.P.) may not convert its securities into shares of the Company's common stock if after the conversion, such holder, together with any of its affiliates, would beneficially own over 4.9% of the outstanding shares of the Company's common stock. Each holder may waive this percent ownership restriction not less than 61 days' notice to the Company. Since the number of shares of the Company's common stock issuable upon conversion of the debentures will change based upon fluctuations of the market price of the Company's common stock prior to a conversion, the actual number of shares of the Company's common stock that will be issued under the debentures owned by the Mercator Momentum Fund, L.P. cannot be determined at this time. Because of this fluctuating characteristic, we agreed to register a number of shares of the Company's common stock that exceeds the number of the Company's shares of common stock currently beneficially owned by the Mercator Momentum Fund, L.P.

         2. The shares underlying a Stock Purchase Agreement (the "Agreement") issued December 30, 2002 with the Mercator Momentum Fund, L.P. ("Mercator") that provides for a $2,000,000 Equity Line. The Agreement is for two years and will begin on the effective date of this Registration Statement. Mercator's obligations to advance funds to FIXN by purchasing shares of the Company's common stock will not commence until the effectiveness of this Registration Statement. Upon this effectiveness, Mercator shall have an obligation to purchase from time to time up to $2,000,000 of the Company's common stock. During this period, FIXN may require Mercator to purchase a minimum amount of FIXN common shares once every twenty-two trading days. The maximum purchase request is the lesser of 1)$150,000, 2) the remaining amount under the equity line, 3) 10% of the total dollar trading volume in FIXN common stock, or 4) the maximum amount the investor could purchase without being required to file a Form 13D. The purchase price is 92% of the lowest closing bid price during the fifteen trading days following each closing date. The minimum bid price of FIXN common stock must be greater than $0.05.



13.      SUBSEQUENT EVENTS

In April 2003, a shareholder loaned $20,000 to Warning in the form of a short-term note bearing 8% interest per annum.

In May 2003, the Company obtained $100,000 in the form of a short term note bearing 8% interest per annum.

In April and May 2003, the Company issued 19,750,000 shares of common stock to consultants in lieu of cash payments. The approximate market value of the common stock is $197,000.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


GENERAL


Plan of Operation

         Short-term Objectives:

                  o Continue to expand revenue through organic growth of existing business lines;

                  o Source and develop new talent in both male and female models.

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

In our opinion sufficient working capital will be available from internal operations and from outside sources during the next twelve months thereby enabling us to meet our obligations and commitments as they become payable for the following reasons: 1) We have signed a letter of intent for a credit facility, and we will be doing a registration statement for the underlying shares shortly, 2) We are in process of negotiating with a financial institution a credit line, and 3) $2,900,000 of our debt is with management. Additionally, historically, our operations have provided sufficient funds to met our obligations and commitments as they became payable.

Excluding any potential acquisition, our work force is expected to stay at the same level.

In our opinion sufficient working capital will be available from internal operations and from outside sources during the next twelve months thereby enabling us to meet our obligations and commitments as they become payable. Historically, our operations have provided sufficient funds to met our obligations and commitments as they became payable.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO MARCH 31, 2002

Revenue for the three month period ended March 31, 2003 was $ 577,232 as compared to $ 527,272 for the same period in 2002, or an increase of $49,960 filed as the result of an increase in the company's increase in Model fees and Commercial commissions. The increase in Model fees and Commercial commissions is in direct relationship to the increase in number of the Models with us.

Gross profit for the three-month period ended March 31, 2003 was $ 228,010 as compared to $ 146,628 for the same period in 2002, or an increase of $81,382. This increase in gross profit was attributable mainly to the increase in Model fee revenues and an expanded commercial's commission.

Operating expenses for the three-month period ending March 31, 2003 were $646,833 as compared to $ 254,765 for the same period in 2002, or an increase of $ 392,068. The increase in operating expenses were mainly attributable to: 1) an increase in salaries and wages of $ 29,781 due to an increase in head count; 2) an increase in rent of $8,888 due to move to a larger office space; 3) an increase in general and administrative of $ 167,117 which was mainly due to an increase in bad debts of $154,150; 4) an increase business development of 18,011; and 5) an increase in depreciation and amortization of $ 3,274.

Interest expense was $ 115,160 for the three-month period ending March 31, 2003 as compared to $ 18,546 for the same period in 2002, or an increase of $ 96,614. The increase in interest expense in 2003 was primarily an increase in the use of our secured line of credit.

Other income of $ 6,933 decreased $ 1,047 over the same period the prior year.

The net (loss) for the Company for the three-month period ended March 31, 2003 was $ (527,503) compared to $ (118,903) for the year ending March 31, 2002 for an increase of $ (408,600).

Net change in cash used in operating activities for the three-month period ending March 31, 2003 was ($146,850) versus ($128,188) for the period ended March 31, 2002 for an increase of $18,662. This change in cash from operating activities was principally due to an increase in loss of $408,600, an increase in accounts payable of $235,121 offset by an increase in dab debt expense of $140,197, common issued for services of $165,000, increase in account receivable trade of $164,802, and increase in advances to models of $80,845, an increase in model fee payable of $ $45,482, an increase in bond and warrant discount amortization of $56,844, and miscellaneous items of $ (9,449).

Net cash provided by (used in) investing activities was ($2,304) and nil for the three month period ending March 31, 2003 and 2002, respectively. This change is due to an increase in property and equipment.

Net cash provided by financing activities was ($291,250) and $122,367 for the three month period ending March 31, 2003 and 2002, respectively, reflecting a change of ($ 413,617). This decrease was principally due to payments made on the secured line of credit of $511,867, payments on notes payable of $118,000 offset by proceeds from convertible notes payable of $50,000, borrowings from the secured line of credit of $164,376 and miscellaneous items of $1,874.

LIQUIDITY AND CAPITAL RESOURCES

The Company's revenues have been sufficient to cover the cost of revenues and operating expenses. We have signed a letter of intent for a credit facility, and we will be doing a registration statement for the underlying shares shortly plus we are in process of negotiating with a financial institution a credit line. In addition, we have a signed letter of intent for a credit facility.

Therefore over the next twelve months management is of the opinion that sufficient working capital will be available from operations to meet the Company's liabilities and commitments as they become payable.

Subsequent Events

In April 2003, George Furla, an affiliate of Warning Model Management, Inc., loaned $20,000 to Warning in the form of a short term note bearing 8% interest per annum.

In May 2003, the Mercator Momentum Fund, LP loaned $100,000 to Warning Model Management, Inc. in the form of a short term note bearing 8% interest per annum.



ITEM 3.  CONTROLS AND PROCEEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Within the 90 days prior to March 31, 2003, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of the Company's
President and Chief Financial Officer. Based upon that evaluation, they concluded that the Company's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the Company's disclosure obligations under the Exchange Act.

CHANGES IN INTERNAL CONTROLS

There were no significant changes in the Company's internal controls or in its factors that could significantly affect those controls since the most recent evaluation of such controls.

                           PART II. OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

On January 7, 2003, we issued an aggregate of $50,000 of 10% convertible debentures due in 2004 to an investor. The debenture accrues interest at 10% per annum. The holder has the right to convert the debentures in to common shares at any time through maturity at a conversion price of 85% of the average of the lowest three trading prices during the 20 trading days preceding the conversion date.

On February 6, 2003, the holder of a 10% convertible debenture issued by FIXN on October 27, 2000, elected to partially convert, $25,500 of the outstanding principal amount of the debentures, into 5,000,000 shares of our common stock. The shares were issued using the exemption provided by Rule 144k..

On March 5, 2003, we issued a $48,000 promissory note to Filter International, LTD. For funds loaned to us.

On March 5, 2003, we issued a $20,000 promissory note to Peter Benz for funds loaned to us.

On April 4th and on April 15, 2003 we issued promissory notes for $10,000 each date to George Furla for funds loaned to the Company.

ITEM 4.  SUBMISSION OF MATTERS OF A VOTE TO SECURITY HOLDERS

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


ITEM 5.   OTHER INFORMATION

       None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K:

(a)         Exhibits

         1. 99.1: Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 - CEO
         2. 99.2: Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 - CFO


(b) Reports on Form 8-K:

     January 7, 2003       Item 2:  Acquisition of Warning Model  Management,
                                    LLC.

     February 11, 2003     Item 4.  Changed   Certifying  Auditor  to  Pohl,
                                    McNabola, Berg & Co.

     May 23, 2003          Item 5.  The registrant  (the  "company") has changed
                                    the Company name from Famous Fixins, Inc. to
                                    Warning   Model    Management,    Inc.   and
                                    concurrently changed the Company's OTCBB trading symbol from "FIXN" to "WNMI".

                                    The registrant amended its Certificate of Incorporation to increase its authorized Common shares from 200,000,000 shares to 800,000,000 shares.

CEO CERTIFICATION

I, Michael Rudolph, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Warning Model Management,Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 11, 2003

/S/ MICHAEL RUDOLPH
Michael Rudolph, Chief Executive Officer,
President, Chief Accounting Officer and Director

CFO CERTIFICATION


I, Stanley Tepper, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Family Room Entertainment Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 11, 2003

/S/ STANLEY TEPPER
-----------------------
Stanley Tepper
Chief Financial Officer

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


SIGNATURE                                   TITLE                                         DATE
---------                                   -----                                     -----------

By:      /S/ MICHAEL RUDOLPH        Chief Executive   Officer                        June 11, 2003
         -------------------
         Michael Rudolph            Director, and Principal Accounting Officer

By:      /S/ STEVE CHAMBERLIN       Director                                         June 11, 2003
         --------------------
         Steve Chamberlin

By:      /S/ STANLEY TEPPER         Chief Financial Officer                          June 11, 2003
         ------------------
           Stanley Tepper
