Form 10KSB/A
period 2002-12-31
FAMOUS FIXINS INC
filed 2003-08-01
CIK 1052706

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB/A

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


Fiscal Year       Quarter Ended             High              Low
- -----------       -------------             ----              ---
2000              March 31, 2000            $0.6875           $0.1875
                  June 30, 2000             $0.51             $0.17
                  September 30, 2000        $0.203            $0.045
                  December 31, 2000         $0.0938           $0.0156

2001              March 31, 2001            $0.469            $0.0156
                  June 30, 2001             $0.06             $0.02
                  September 30, 2001        $0.03             $0.01
                  December 31, 2001         $0.02             $0.01

2002              March 31, 2002            $0.01             $0.01
                  June 30, 2002             $0.01             $0.01
                  September 30, 2002        $0.01             $0.01
                  December 31, 2002         $0.02             $0.01

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

Results of Operations

Year Ended December 31, 2002 versus Year Ended December 31, 2001
- ----------------------------------------------------------------

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

Liquidity and Capital Resources
- -------------------------------

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

                                    Part III

Item 9. Directors, Executive Officers, Promoters And Control Persons: Compliance With Section 16(A) Of The Exchange Act

Name                       Age              Position with Company                       Since
- ----                       ---              ---------------------                       -----
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

ITEM 10. Executive Compensation

The following table discloses the compensation paid to Famous Fixins, Inc.'s executive officers during the period November 13, 2001 to December 31, 2002:

                           SUMMARY COMPENSATION TABLE

                           SUMMARY COMPENSATION TABLE

                                                             LONG-TERM  COMPENSATION
                                                         ------------------------------
                                ANNUAL  COMPENSATION              AWARDS         PAYOUTS
                          ------------------------------  ---------------------  -------
NAME AND                                                 RESTRICTED SECURITIES
PRINCIPAL                                 OTHER ANNUAL     STOCK    UNDERLYING   LTIP    ALL OTHER
POSITION            YEAR  SALARY   BONUS COMPENSATION(1)  AWARD(S)  OPTIONS(#)  PAYOUTS COMPENSATION
-------------------- ----  ------   ----- --------------- ---------- ----------- ------- ------------
Michael Rudolph     2002  $0          0     $15,000          0         0           0          0
  CEO

Steven Chamberlin   2002  $50,000     0       0              0         0           0          0
 Managing Member    2001  $25,750     0       0              0         0           0          0
  Warning Model     2000  $0          0       0              0         0           0          0
   Management, LLC

Stanley Tepper      2002  $0          0       0              0         0           0          0


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

Name and Address
of Beneficial Owner
Class                                  Number of Shares     Percent Owned (1)
--------------------                    ----------------     -----------------

Steve Chamberlin                        9,725,462           16.0%
Managing Member of Warning

George Furla                           12,156,827           20%
Member of Warning

Jeffrey Wong                            2,431,366            4%
Member of Warning

Peter Benz                              5,000,000            8.2%

Howard Schraub                          5,000,000
                                                             8.2%

Mercator Momentum Fund, L.P.            5,000,000            8.2%


-----------
(1) Except as pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned. The total number of issued and outstanding shares of 60,673,834 and the total number of shares owned by each person is calculated as of March 3, 2003.

ITEM 12. Certain Relationships and Related Transactions

Mr. Chamberlin has been advanced money for costs and expenses relating to model expenses and travel of $28,040. The advances are due on demand and non-interesting bearing.

ITEM 13. Exhibits and Reports on Form 8-K.

(a) Exhibits

Exhibit
Number            Description
-------            -----------
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

Famous Fixins, Inc.




/s/ Michael Rudolph
-------------------
Michael Rudolph, Chief Executive Officer,
(principal accounting officer) and Director

Dated: April 9, 2003

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the dates indicated:



Signature                  Title                                Date
----------                  -----                                ----

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

                               Famous Fixins, Inc.
                  (SUCCESSOR TO WARNING MODEL MANAGEMENT, LLC)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDING DECEMBER 31, 2002 AND 2001


                                                       2002               2001
                                                   ------------       ------------
Revenues
     Revenues                                      $  2,323,849       $  1,252,061
     Costs of revenues                               (1,403,628)          (871,044)
                                                   ------------       ------------

                                                        920,221            381,017
                                                   ------------       ------------

Operating Expenses
     Salaries and wages                                 542,086            349,736
     Rent                                               154,938             98,013
     General and administrative                         472,481            161,088
     Business development                                91,204             66,460
     Non-recurring expenses                              86,375                 --
     Depreciation and amortization                       17,633             10,679
                                                   ------------       ------------

         Total Operating Expenses                     1,364,717            685,976
                                                   ------------       ------------

Other Income (Expense)
     Interest income                                        445                 --
     Other income                                        31,920             12,500
     Interest expense                                  (122,426)           (39,295)
                                                   ------------       ------------

         Total Other Income (Expense)                   (90,061)           (26,795)
                                                   ------------       ------------

             Net Loss Before Income Taxes              (534,557)          (331,754)

Provision for Income Taxes                               (1,380)              (800)
                                                   ------------       ------------

             Net Loss                              $   (535,937)      $   (332,554)
                                                   ============       ============


Net loss per share - basic                         $      (0.02)      $      (0.01)
                                                   ============       ============

Net loss per share - diluted                       $     (0.02)       $      (0.01)
                                                   ============       ============

Number of share used in calculation - basic          24,569,666         24,313,665
                                                   ============       ============
Number of share used in calculation - diluted        24,569,666         24,313,665
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


10% Demand Notes Payable
- ------------------------

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