Form 10QSB/A
period 2003-03-31
FAMOUS FIXINS INC
filed 2003-08-01
CIK 1052706

                                   FORM 10-QSB/A
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

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
                                   Yes  X     No
                                       --       ---

State the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.


  CLASS OF COMMON STOCK                          OUTSTANDING AT MAY 30, 2003
  ---------------------                          ---------------------------
  $.001 par value                                75,923,834  shares


Transitional Small Business Disclosure Format        Yes      No  X
                                                         ----    ---

                                   Form 10-QSB/A
                       Securities and Exchange Commission
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
                                                                                   ======================  ======================


                             See accompanying notes.

                         WARNING MODEL MANAGEMENT, INC.

            UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002


                                                               2003                  2002
                                                        --------------------  --------------------
                                                            (unaudited)           (unaudited)
Revenues
     Revenues                                           $         577,232     $         527,272
     Costs of revenues                                           (349,222)             (380,644)
                                                        --------------------  --------------------

                                                                   228,010              146,628
                                                        --------------------  --------------------

Operating Expenses
     Salaries and wages                                            154,925              125,144
     Rent                                                           37,157               28,269
     General and administrative                                    415,367               83,253
     Business development                                           33,346               15,335
     Depreciation and amortization                                   6,038                2,764
                                                        --------------------  --------------------

         Total Operating Expenses                                  646,833              254,765
                                                        --------------------  --------------------

Other Income (Expense)
     Interest income                                                   528                    -
     Other income                                                    6,932                7,980
     Interest expense                                             (115,160)             (18,546)
                                                        --------------------  --------------------

         Total Other Income (Expense)                             (107,700)              (10,566)
                                                        --------------------  --------------------

             Net Loss Before Income Taxes                         (526,523)             (118,703)

Provision for Income Taxes                                            (980)                 (200)
                                                        --------------------  --------------------

             Net Loss                                   $         (527,503)   $         (118,903)
                                                        ====================  ====================


Net loss per share - basic                              $           (0.01)    $           (0.01)
                                                        ====================  ====================

Net loss per share - diluted                            $           (0.01)    $           (0.01)
                                                        ====================  ====================

Number of share used in calculation - basic                     53,363,178            24,313,665
                                                        ====================  ====================
Number of share used in calculation - diluted                   53,363,178            24,313,665
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
