Form 10QSB
period 2003-06-30
FAMOUS FIXINS INC
filed 2003-08-20
CIK 1052706

                                   FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2003

                                       OR

              [ ] Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

        For the transition period from _______________ to _______________

                         Commission file number 0-27219

                         WARNING MODEL MANAGEMENT, INC.
             (Exact name of registrant as specified in its charter)

          NEW YORK                                          13-3865655
(State or other jurisdiction of                        (I.R.S. employer
incorporation or organization)                       identification number)

        9440 SANTA MONICA BOULEVARD, SUITE 400, BEVERLY HILLS, CA 90210
               (Address of principal executive offices) (Zip Code)

           Registrant's Telephone number, including area code: (650) 3

                              FAMOUS FIXINS, INC.
   (former name, address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                   Yes X No _

     State the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

  CLASS OF COMMON STOCK                 OUTSTANDING AT JUNE 30, 2003
  $.001 par value                              80,923,834 shares


Transitional Small Business Disclosure Format        Yes      No  X

                                   Form 10-QSB
                       Securities and Exchange Commission
                             Washington, D.C. 20549
                         WARNING MODEL MANAGEMENT, INC.



                                      Index

PART I    -    FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Balance Sheets at June 30, 2003 and December 31, 2002

                  Statements of  Operations  for the three months and six months ended June 30, 2003 and June 30, , 2002

                  Statements of Cash  Flows for the three  months and six months ended June 30, 2003 and June 30, , 2002

                  Notes to the Financial Statements for the six months
                           Ended June 30, 2003

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

         Item 2.  Changes In Securities

         Item 4.  Submission of Matters of a Vote to Security Holders

         Item 5.  Other Information

         Item 6.  Exhibits and Reports on Form 8-K



                                   SIGNATURES

                         WARNING MODEL MANAGEMENT, INC.
                           (F/K/A FAMOUS FIXINS, INC.)

                        CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2003

                         WARNING MODEL MANAGEMENT, INC.
                           (F/K/A FAMOUS FIXINS, INC.)

                        CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2003






                                 C O N T E N T S

                                 ---------------



                                                                                         Page
                                                                                         ----


              Consolidated Balance Sheets...............................................1 - 2

              Consolidated Statements of Operations.........................................3

              Consolidated Statements of Cash Flows.....................................4 - 5

              Notes to the Financial Statements........................................6 - 20

                         WARNING MODEL MANAGEMENT, INC.
                           (F/K/A FAMOUS FIXINS, INC.)
                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 2003 AND DECEMBER 31, 2002



                                                                           June 30,            December 31,
                                                                             2003                  2002
                                                                      --------------------  -------------------
                                ASSETS                                    (unaudited)           (audited)
Current Assets
   Cash and cash equivalents                                          $           67,141     $        503,422
   Accounts receivable, net of reserve for doubtful
      of $61,332 and $63,422, respectively                                       126,524              332,823
   Advances to models, net of reserve of
      $166,180 and $41,180, respectively                                         306,070              419,233
   Advances to officer                                                            28,040               28,040
   Prepaid expenses                                                                2,780                2,734
                                                                      --------------------  -------------------

      Total Current Assets                                                       530,555            1,286,252
                                                                      --------------------  -------------------

Property and Equipment
   Furniture and fixtures                                                          8,168                8,168
   Computers and equipment                                                        93,109               90,805
                                                                      --------------------  -------------------

                                                                                 101,277               98,973

   Accumulated depreciation                                                      (52,304)             (40,443)
                                                                      --------------------  -------------------

      Total Property and Equipment                                                48,973               58,530
                                                                      --------------------  -------------------

Other Assets
   Deposit                                                                        10,000                    -
                                                                      --------------------  -------------------

      Total Other Assets                                                          10,000                    -
                                                                      --------------------  -------------------

        Total Assets                                                  $          589,528     $      1,344,782
                                                                      ====================  ===================



                                   (continued)


              See accompanying notes to these financial statements.
                                      - 1 -

                         WARNING MODEL MANAGEMENT, INC.
                           (F/K/A FAMOUS FIXINS, INC.)
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                       JUNE 30, 2003 AND DECEMBER 31, 2002



                                                                           June 30,            December 31,
                                                                             2003                  2002
                                                                      --------------------  -------------------
                        LIABILITIES AND EQUITY                            (unaudited)           (audited)
Current Liabilities
   Accounts payable and accrued expenses                              $           240,867    $         445,266
   Model fees payable                                                             213,016              319,946
   Model reserves                                                                  35,744               26,955
   Line of credit                                                                  48,987               51,036
   Notes payable                                                                  201,783              166,783
   Advances from shareholders                                                     113,788               52,000
   Accrued interest - convertible debentures                                      101,692               17,517
   Taxes payable                                                                    5,960                5,160
   Current portion - capital leases                                                14,924               17,219
   Secured line of credit                                                          15,495              367,400

   Convertible debentures                                                       1,170,487            1,175,739
                                                                      --------------------  -------------------

      Total Current Liabilities                                                 2,162,743            2,645,021
                                                                      --------------------  -------------------

Long Term Liabilities
   Convertible debentures                                                         448,309              403,087
   Convertible notes payable to shareholders                                    2,473,295            2,390,105
   Capital leases                                                                  18,669               27,450
                                                                      --------------------  -------------------

      Total Long Term Liabilities                                               2,940,273            2,820,642
                                                                      --------------------  -------------------

Equity
   Common stock - 800,000,000 authorized, par value $0.001,
      80,923,834 and 44,673,834 issued and outstanding for
      2003 and 2002, respectively                                                  80,924               44,674
   Additional paid-in capital                                                     450,809               97,235
   Accumulated deficit                                                         (5,045,221)          (4,262,790)
                                                                      --------------------  -------------------

      Total Equity                                                             (4,513,488)          (4,120,881)
                                                                      --------------------  -------------------

        Total Liabilities and Equity                                   $          589,528    $       1,344,782
                                                                      ====================  ===================


              See accompanying notes to these financial statements.
                                      - 2 -

                         WARNING MODEL MANAGEMENT, INC.
                           (F/K/A FAMOUS FIXINS, INC.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002



                                                 Three months ended June 30,          Six months ended June 30,
                                             ------------------------------------ -----------------------------------
                                                   2003               2002              2003              2002
                                             -----------------  ----------------- ----------------- -----------------
                                               (unaudited)           (unaudited)       (unaudited)     (unaudited)
Revenues
   Revenues                                   $      716,639     $      665,005    $    1,293,871    $    1,192,277
   Costs of revenues                                (411,399)          (369,787)         (760,621)         (750,431)
                                             -----------------  ----------------- ----------------- -----------------

                                                     305,240            295,218           533,250           441,846
                                             -----------------  ----------------- ----------------- -----------------

Operating Expenses
   Salaries and wages                                153,878            126,490           308,803           251,634
   Rent                                               27,714             18,255            64,871            46,524
   General and administrative                        219,351            167,781           634,718           167,781
   Business development                               31,537              3,654            64,883            18,989
   Depreciation and amortization                       5,823              3,853            11,861             6,617
                                             -----------------  ----------------- ----------------- -----------------

      Total Operating Expenses                       438,303            320,033         1,085,136           491,545
                                             -----------------  ----------------- ----------------- -----------------

Other Income (Expense)
   Interest income                                         -                  -               468                 -
   Other income                                       10,556              7,980            17,548            15,960
   Interest expense                                 (123,980)           (27,304)         (239,140)          (45,850)
   Other expense                                        (499)                 -              (499)                -
                                             -----------------  ----------------- ----------------- -----------------

      Total Other Income (Expense)                  (113,923)           (19,324)         (221,623)          (29,890)
                                             -----------------  ----------------- ----------------- -----------------

        Net Loss Before Income Taxes                (246,986)           (44,139)         (773,509)          (79,589)

Provision for Income Taxes                            (7,942)              (200)           (8,922)             (400)
                                             -----------------  ----------------- ----------------- -----------------

        Net Loss                              $     (254,928)    $      (44,339)   $     (782,431)   $      (79,989)
                                             =================  ================= ================= =================

Net loss per share - basic                    $        (0.00)    $        (0.00)   $        (0.01)   $        (0.00)
                                             =================  ================= ================= =================
Net loss per share - diluted                  $        (0.00)    $        (0.00)   $        (0.01)   $        (0.00)
                                             =================  ================= ================= =================

Number of share used in calculation - basic       71,682,167         24,313,665        64,400,223        24,313,665
                                             =================  ================= ================= =================
Number of share used in calculation - diluted     71,682,167         24,313,665        64,400,223        24,313,665
                                             =================  ================= ================= =================



              See accompanying notes to these financial statements.
                                      - 3 -

                         WARNING MODEL MANAGEMENT, INC.
                           (F/K/A FAMOUS FIXINS, INC.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002



                                                                               2003              2002
                                                                          ----------------  ---------------

Operating Activities:
   Net Loss                                                               $      (782,431)  $     (79,989)
Adjustments to reconcile loss to net cash
provided by (used in) operating activities:
   Depreciation and amortization                                                   11,861           6,617
   Bad debt expense                                                               125,000          13,953
   Other                                                                           (2,090)         (2,589)
   Bond and warrant discount amortization                                          98,660               -
   Common stock issued for services                                               316,324               -

Changes in operating assets and liabilities:
   Accounts receivable - trade                                                     83,389        (151,322)
   Advances to models                                                             113,163         (78,070)
   Prepaid expenses                                                                   (46)              -
   Advances to officer                                                                  -          (5,724)
   Deposits                                                                       (10,000)              -
   Bank overdraft                                                                       -          31,872
   Accounts payable and accrued expenses                                         (204,399)         29,128
   Model fees payable                                                            (106,930)         55,561
   Model reserves                                                                   8,789           4,761
   Taxes payable                                                                      800             200
   Accrued interest on convertible debt and secured line                           84,175          45,650
                                                                          ----------------  ---------------

      Net cash used in operating activities                                      (263,735)       (129,952)
                                                                          ----------------  ---------------

Investing activities:
   Purchases of property and equipment                                             (2,304)         (3,108)
                                                                          ----------------  ---------------

                                                                          ----------------  ---------------

      Net cash used in investing activities                                        (2,304)         (3,108)
                                                                          ----------------  ---------------


   Proceeds from convertible notes payables                                        50,000               -
   Borrowings from secured line of credit                                         594,916         472,804
   Payments on secured line of credit                                            (946,821)       (346,329)
   Exercise of warrants                                                            48,000               -
   Payments on capital lease obligation                                           (11,076)         (1,065)
   Borrowings under bank line of credit                                                 -           1,486
   Payments under bank line of credit                                              (2,049)         (1,562)
   Proceeds from notes payable                                                    145,000               -
   Payments on notes payable                                                     (110,000)              -
   Advances from shareholders                                                      93,788           1,905
   Payments on advances from shareholders                                         (32,000)              -
                                                                          ----------------  ---------------

      Net cash provided by (used in) financing activities                        (170,242)        127,239
                                                                          ----------------  ---------------

                                   (continued)

              See accompanying notes to these financial statements.
                                      - 4 -

                         WARNING MODEL MANAGEMENT, INC.
                           (F/K/A FAMOUS FIXINS, INC.)
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002



                                                                 2003         2002
                                                              ---------    ---------

      Increase (Decrease) in cash and cash equivalents         (436,281)      (5,821)

Cash and cash equivalents, beginning of period                  503,422        5,821
                                                              ---------    ---------


Cash and cash equivalents, end of period                      $  67,141    $      --
                                                              =========    =========


Supplemental disclosures of cash flow information:
   Cash paid during the period for

      Interest                                                $  11,555    $   8,988
                                                              =========    =========

      Taxes                                                   $      --    $      --
                                                              =========    =========

Supplemental schedule of non-cash financing activities

   Value of convertible benefit feature on convertible debt      $8,824    $      --
                                                              =========    =========


              See accompanying notes to these financial statements.
                                      - 5 -

                         WARNING MODEL MANAGEMENT, INC.
                           (F/K/A FAMOUS FIXINS, INC.)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2003






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

On December 27, 2002, FIXN merged with Warning Model Management, LLC ("WAMM"), a California limited liability company.

In March 2003, the Company filed a Proxy Statement with the Securities Exchange Commission (SEC) to change its name to Warning Model Management, Inc., ("WNMI" or "the Company") and to increase the authorized shares from 200 million to 800 million. In May 2003, the name change was approved.

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

Effective December 27, 2002, the Company acquired Famous Fixins, Inc., (trading symbol: FIXN) through a reverse merger.

                         WARNING MODEL MANAGEMENT, INC.
                           (F/K/A FAMOUS FIXINS, INC.)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2003


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

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to consolidated financial statements and footnotes thereto for the fiscal quarter ended June 30, 2003, included herein. The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All inter-company transactions were eliminated. The Company's fiscal year ends on December 31 each year.

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

                         WARNING MODEL MANAGEMENT, INC.
                           (F/K/A FAMOUS FIXINS, INC.)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2003


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

GOING-CONCERN ISSUES ARISING FROM RECURRING LOSSES AND CASH FLOW PROBLEMS

As shown in the accompanying Financial Statements, the Company has incurred recurring losses from operations, and as of June 30, 2002, the Company's current liabilities exceeded its current assets by $1,632,188 and its total liabilities exceeded its total assets by $2,350,745. These factors raise doubt about the Company's ability to continue as a going concern. Management has been able obtain additional financing through the issuance of debt. In addition, the Company has instituted more efficient management techniques and continues to attract and add new models and clients. Management believes these factors will contribute toward achieving profitability. The accompanying Financial Statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.


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


CONCENTRATION OF CASH

The Company at times maintains cash balances in excess of the federally insured limit of $100,000 per institution. There were no balances at June 30, 2003 that exceeded $100,000, and the uninsured balances at December 31, 2002 were $503,000.


D.       Income Taxes

The Company utilizes SFAS No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on

                         WARNING MODEL MANAGEMENT, INC.
                           (F/K/A FAMOUS FIXINS, INC.)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2003


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

D.       Income Taxes (continued)

enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes represents the tax payable for the period and the change during the period in deferred tax assets and liabilities.

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

The second source of revenue is from commissions on payments received by models and actors for appearing in television and cable commercials. The Company records a commission of 10% to 15% of the payment when cash is received.


F.       Advertising Costs

All advertising costs are expensed as incurred.

                         WARNING MODEL MANAGEMENT, INC.
                           (F/K/A FAMOUS FIXINS, INC.)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2003


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

The Company advances funds to its models and talent for preparing model and talent portfolios, prints, delivery, travel costs, and other costs. The Company evaluates these advances from time to time and sets up a reserve against such advances.

                         WARNING MODEL MANAGEMENT, INC.
                           (F/K/A FAMOUS FIXINS, INC.)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2003


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

J.       Recent Accounting Pronouncements

In December 2002, the FASB issued SFAS No.148, "Accounting for Stock-Based Compensation - Transition and Disclosure." This statement amends SFAS No.123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. Pursuant to SFAS No.123, the Company will continue to show pro forma disclosure related to the expense attributable to the fair market value of stock options granted to employees.


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

                         WARNING MODEL MANAGEMENT, INC.
                           (F/K/A FAMOUS FIXINS, INC.)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2003


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

N.       Comprehensive Income (Loss)

Comprehensive income consists of net income and other gains and losses affecting shareholders' equity that, under generally accepted accounting principles are excluded from net income in accordance with Statement on Financial Accounting Standards No. 130, "Reporting Comprehensive Income." The Company, however, does not have any components of comprehensive income (loss) as defined by SFAS No. 130 and therefore, for the three and six months ended June 30, 2003 and 2002, comprehensive income (loss) is equivalent to the Company's reported net income
(loss).



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

At June 30, 2003, FIXN has available approximately $1,005,000 in net operating loss carryforwards available to offset future federal and state income taxes, respectively, which expire through 2021. Realization is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. This and other components of deferred tax asset accounts are described above. As of June 30, 2003, the Company has provided a valuation allowance to reduce its net deferred tax asset to zero. The amount of the deferred tax asset considered realizable, however, can be revised in the near term based upon future operating conditions during the carryforward period.

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

                         WARNING MODEL MANAGEMENT, INC.
                           (F/K/A FAMOUS FIXINS, INC.)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2003



3.       FINANCING AGREEMENT

The Company has a secured asset-borrowing program with a financial institution to collateralize, with recourse, certain eligible trade receivables up to a maximum percentage of 80% of the net amounts of each receivable. As receivables collateralized to the financial institution are collected, the Company may transfer additional receivables up to the discretion of the lending institution. he Company retains the right to recall collateralized receivables under the program, and the receivables are subject to recourse. Therefore, the transaction does not qualify as a sale under the terms of Financial Accounting Standards Board Statement No. 125 (Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities). Included in the Balance Sheets as receivables at June 30, 2003, and December 31, 2002, are account balances totaling $19,787 and $352,458 of uncollected receivables collateralized to the financial institution.



4.       LINE OF CREDIT

The Company has an unsecured line of credit agreement with a bank, which provides that it may borrow up to $50,000 at the interest rate of 12% per annum. At June 30, 2003 and December 31, 2002, $48,987 and $51,036 were borrowed against the line of credit. The line of credit is renewable annually by mutual agreement of the parties.



5.       EQUITY

In January 2003, the Company issued 11,000,000 shared of its registered common stock, having a market value of $110,000, to three individuals in lieu of cash compensation for services rendered.

In February 2003, the holder of 4% convertible debentures converted $25,500 of principal into 5,000,000 shares of the Company's common stock.

In April 2003, the Company issued 4,250,000 shared of its registered common stock, having a market value of $42,500 to three individuals in lieu of cash compensation for legal and management consulting services rendered.

In May 2003, the Company issued 5,000,000 shared of its registered common stock, having a market value of $50,000, to three individuals in lieu of cash compensation for services rendered.

In June 2003, the Company issued 5,000,000 shared of its registered common stock, having a market value of $50,000, to three individuals in lieu of cash compensation for services rendered.

                         WARNING MODEL MANAGEMENT, INC.
                           (F/K/A FAMOUS FIXINS, INC.)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2003


5.       EQUITY (CONTINUED)

In April 2003, the Company issued to a consultant warrants to purchase 6,000,000 shares of its common stock at an exercise price of $0.008 per share under the terms of a consulting agreement. In April 2003, this warrant holder exercised the warrant to purchase 6,000,000 shares of common stock for $48,000.



6. RELATED PARTY TRANSACTIONS

MR. STEVE CHAMBERLIN

Mr. Steve Chamberlin, Director and President of the Company, has advanced monies to the Company. The Company repaid to Mr. Chamberlin $3,323 in 2002 for these advances.

At June 30, 2003, the Company has advances to Mr. Chamberlin totaling $28,040. These advances are due on demand and are non-interest-bearing. These advances to Mr. Chamberlin were made by the Company prior to its merger with Famous Fixins, Inc.


TRANSACTIONS WITH SHAREHOLDERS

Two shareholders advanced a total of $52,000 to the Company during 2002. The Company repaid $32,000 of these advances in January 2003. The advances are non-interest bearing.

During the six months ended June 30, 2003, shareholders advanced a total of $93,788, which are due on demand and bear 8% interest per annum.



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

                         WARNING MODEL MANAGEMENT, INC.
                           (F/K/A FAMOUS FIXINS, INC.)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2003


7.       COMMITMENTS AND CONTINGENCIES (CONTINUED)

B.       Operating Leases

The Company's principal executive offices relocated to a 3,479 square foot facility at 9440 Santa Monica Boulevard, Suite 400, Beverly Hills, CA 90210. The Company leases the facility under a 60-month agreement that terminates on April 30, 2005, with the option to renew for an additional six months. The aggregate rental cost for the six months ended June 30, 2003 and 2002 was $64,871 and $46,524 respectively. All operations were performed at this facility.

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


C.       Contingent Liability

On May 15, 2002, FIXN completed a transaction pursuant to a Settlement of Debts and Asset Purchase Agreement, dated March 29, 2002, with Starbrand, LLC, pursuant to which FIXN divested all of its operations and sold substantially all of its assets and certain specified liabilities to Starbrand, LLC, in exchange for cancellation of $450,000 of outstanding 4%, $1,500,000 convertible debentures. FIXN is contingently liable for the payment of the liabilities transferred aggregating approximately $200,000. This contingent liability became part of WNMI upon completion of the merger. No claim has been made regarding these liabilities as of June 30, 2003, and management believes that it is remote that any claim may arise, thus no reserve is necessary. FIXN and subsequently WNMI



8.       MERGER OF FAMOUS FIXINS AND WARNING MODEL MANAGEMENT, LLC

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

                         WARNING MODEL MANAGEMENT, INC.
                           (F/K/A FAMOUS FIXINS, INC.)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2003


8.       MERGER OF FAMOUS FIXINS AND WARNING MODEL MANAGEMENT, LLC (CONTINUED)

The following (unaudited) pro forma consolidated results of operations have been prepared as if the merger with FIXN, Inc. had occurred at January 1, 2002:

                                                              June 30, 2003          June 30, 2002
                                                            ------------------     ------------------
        Net revenues                                        $      1,293,871       $      1,192,277
        Operating expenses                                         1,085,136                491,545
        Net loss                                                    (782,431)              (187,809)

        Net loss per share - basic and diluted              $           (0.01)     $          (0.00)

The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the merger been consummated as of that time, nor is it intended to be a projection of future results.



9.       NOTES PAYABLE

Notes payable at June 30, 2003, and December 31, 2002, consist of the following:

                                                                   2003               2002
                                                              ---------------    ---------------
       10% note payable - private party.  Interest payable       $    48,783       $     48,783
       or accruing monthly, due on demand.
       10% note payable - private party.  Interest payable
       or accruing monthly, due on demand.                           105,000                  -
       Notes Payable - private party, $8,000 premium, due
       in June 2003                                                   48,000                  -
       Note payable - private party, $6,000 fixed interest,
       due January 2003, unsecured.                                        -             30,000
       Note Payable - private
       party
       Non-interest-bearing note payable - private party,
       due December 2002, unsecured.                                       -             88,000

                                                                 ------------       ------------
       Total notes payable at December 31                        $    201,783       $   166,783
                                                                 ============       ============

In March 2003, the Company obtained short-term debt financing of $40,000 from Filter International, plus an $8,000 premium.

In May 2003, the Company obtained short-term debt financing of $105,000 from an unrelated party. The lender is a holder of its 10% convertible debentures.

                         WARNING MODEL MANAGEMENT, INC.
                           (F/K/A FAMOUS FIXINS, INC.)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2003

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

The financial statements as of June 30, 2002, reflect the remaining principal amount of the 4% debentures, less the unamortized bond discount. The net carrying value is $1,233,521. Interest on the indebtedness is accrued through June 30, 2003.

                         WARNING MODEL MANAGEMENT, INC.
                           (F/K/A FAMOUS FIXINS, INC.)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2003


10.      CONVERTIBLE DEBENTURES & PROMISSORY NOTES (CONTINUED)

5% CONVERTIBLE DEBENTURES PAYABLE

The 5% Debenture holders are entitled to convert, at any time, any portion of the principal of the 5% Debentures to common stock at a conversion price for each share at the lower of (a) 80% of the market price at the conversion date or
(b) $0.55. The 5% Debentures include an option by FIXN to exchange the Debentures for Convertible Preferred Stock.

The following summarizes the outstanding balance of the 5% Debentures at June 30, 2003 and December 31, 2002:

                                                                      2003            2002
                                                                 -------------    ----------
         Outstanding principal amount of 5% debentures           $    33,975      $   33,975
         Less unamortized discount for warrants issued                     -              (9)
                                                                 -------------    ----------

         Carrying amount                                         $    33,975      $   33,966
                                                                 =============    ==========


10% CONVERTIBLE DEBENTURES PAYABLE

On December 30, 2002, the Company issued $500,000 in new three-year convertible debentures with an interest rate of 10%, payable quarterly. These debentures are convertible into the Company's common stock at 85% of the average of the three lowest closing prices during the 20 days prior to the conversion. The notes mature in December 2005, and are classified as long-term.

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

In January 2003, the Company received aggregate proceeds of $50,000 in connection with the issuance of a 10% $50,000 convertible debenture, due in 2006. The lender, an unrelated party, is a current holder of a note payable issued by the Company. The convertible benefit feature value was $8,824, and it is amortized over the term of the note.

                         WARNING MODEL MANAGEMENT, INC.
                           (F/K/A FAMOUS FIXINS, INC.)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2003

10.      CONVERTIBLE DEBENTURES & PROMISSORY NOTES (CONTINUED)

The financial statements as of June 30, 2003, reflect the remaining principal amount of the 10% debentures, less the unamortized bond discount attributable to the beneficial conversion feature and the warrants. The net carrying value is $448,309. Interest on the indebtedness is accrued through June 30, 2003.


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

The financial statements as of June 30, 2003, reflect the remaining principal amount of the 4% debentures to shareholders, less the unamortized bond discount. The net carrying value is $2,473,295. Interest on the indebtedness is accrued through June 30, 2003.

                         WARNING MODEL MANAGEMENT, INC.
                           (F/K/A FAMOUS FIXINS, INC.)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2003


11.      EQUITY DRAWDOWN FACILITY

In December 2002, the Company signed a letter of intent with a third party, who has provided debt financing to the Company, to provide an equity drawdown facility of up to $2,000,000. As of June 30, 2003, the Company has not utilized this equity financing facility.



12.      SUBSEQUENT EVENTS

In July 2003, the Company obtained $300,000 in debt financing in the form of short-term notes bearing 18% interest per annum.

                         WARNING MODEL MANAGEMENT, INC.
                           (F/K/A FAMOUS FIXINS, INC.)
                                  JUNE 30, 2003





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

                         WARNING MODEL MANAGEMENT, INC.
                           (F/K/A FAMOUS FIXINS, INC.)
                                  JUNE 30, 2003


RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE  30, 2003 COMPARED TO JUNE  30, 2002

Revenue for the six months period ended June30, 2003 was $ 1,293,871 is compared to $ 1,192,277 for the same period in 2002, or an increase of $ 101,594 as the result of an increase in the company's Model fees and Commercial commissions. The increase in Model fees and Commercial commissions is in direct relationship to the increase in number of the Models with us.

Gross profit for the six months period ended June30, 2003 was $ 533,250 as compared to $ 441,846 for the same period in 2002, or an increase of $ 91,404. This increase in gross profit was attributable mainly to the increase in Model fee revenues and an expanded commercial's commission.

Operating expenses for the six months period ending June 30, 2003 were $ 1,085,136 as compared to $ 491,545 for the same period in 2002, or an increase of $ 593,591. The increase in operating expenses were mainly attributable to: 1) an increase in salaries and wages of $ 57,169 due to an increase in head count;
2) an increase in rent of $ 18,347 due to move to a larger office space; 3) an increase in general and administrative of $ 466,937 which was mainly due to an increase in bad debts of $ 90,441 and consulting fees of $ 286,483 4) an increase business development of $ 45,894 and 5) an increase in depreciation and amortization of $ 5,244

Interest expense was $ 239,140 for the six months period ending June 30, 2003 as compared to $ 45,850 for the same period in 2002, or an increase of $ 193,290. The increase in interest expense in 2003 was primarily an increase in the use of our secured line of credit and loans payable

Other income was $ 17,548 for the six months ended June 30, 2003 as compared to $15,960 for the same period ending June 30, 2002. The increase in other income is mainly due to other miscellaneous income of $ 1,588.

The net (loss) for the Company for the six month period ended June 30, 2003 was $ (782,431) compared to $ (79,988) for the year ending June 30,, 2002 for an increase of $ 702,442.

Net change in cash used in operating activities for the six months period ending June 30,, 2003 was ($263,735) versus ($129,952) for the period ended June 30, 2002 for an increase of $ 133,783. This change in cash from operating activities was principally due to an increase in loss of $ 702,442, an increase in accounts payable of $ 237,539 offset by an increase in bad debt expense of $ -0-, common issued for services of $316,324, increase in account receivable trade of $237,539, and increase in advances to models of $113,163 and an decrease in model fee payable of $ 106,930

Net cash provided by (used in) investing activities was ($2,304) and 3,108 for the six months period ending June 30, 2003 and 2002, respectively. This change is due to an increase in property and equipment.

Net cash provided by financing activities was ($170,242) and $127,239 for the six months period ending June 30, 2003 and 2002, respectively, reflecting a change of ($ 297,481). This decrease was principally due to payments made on the secured line of credit of $946,821, payments on notes payable of $110,000 offset by proceeds from convertible notes payable of $50,000, proceeds from notes payable of $145,000, borrowings from the secured line of credit of $594,916 and miscellaneous items of $ 30,576.

                         WARNING MODEL MANAGEMENT, INC.
                           (F/K/A FAMOUS FIXINS, INC.)
                                  JUNE 30, 2003


LIQUIDITY AND CAPITAL RESOURCES

WNMI's revenues have been insufficient to cover operating expenses. Therefore, WNMI has been dependent on private placements of its common stock and issuance of convertible notes in order to sustain operations. In addition, there can be no assurances that the proceeds from private or other capital will continue to be available, or that revenues will increase to meet WNMI's cash needs, or that a sufficient amount of WNMI's common stock or other securities can or will be sold or that any common stock purchase options/warrants will be exercised to fund the operating needs of WNMI.

Over the next twelve months an addition of $400,000 will be needed to sustain the business. Management is of the opinion that sufficient working capital will be obtained from operations and external financing to meet WNMI's liabilities and commitments as they become payable. WNMI has in the past relied on private placements of common stock securities, and loans from private investors to sustain operations. However, if WNMI is unable to obtain additional funding in the future, it may be forced to curtail or terminate operations. A recent financing has been obtained see Note 12, Subsequent Events, of the notes to financial statements.


ITEM 3.  CONTROLS AND PROCEEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

   Within the 90 days prior to June 30, 2003, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of the Company's President and Chief Financial Officer. Based upon that evaluation, they concluded that the Company's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the Company's disclosure obligations under the Exchange Act.

CHANGES IN INTERNAL CONTROLS

   There were no significant changes in the Company's internal controls or in its factors that could significantly affect those controls since the most recent evaluation of such controls.

                         WARNING MODEL MANAGEMENT, INC.
                           (F/K/A FAMOUS FIXINS, INC.)
                                  JUNE 30, 2003


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


ITEM 5.   OTHER INFORMATION

       None



ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K:

                         WARNING MODEL MANAGEMENT, INC.
                           (F/K/A FAMOUS FIXINS, INC.)
                                  JUNE 30, 2003

(a)         Exhibits

31.1      Certification  of  the  Chief  Executive   Officer  pursuant  to  Rule
          13a-14(a) ( Section 302 of the Sarbanes-Oxley Act of 2002)

31.2      Certification  of  the  Chief  Financial   Officer  pursuant  to  Rule
          13a-14(a) ( Section 302 of the Sarbanes-Oxley Act of 2002)

32.1      Certification   of  the  Chief  Executive   Officer   pursuant  to  18
          U.S.C.ss.1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

32.2      Certification   of  the  Chief  Financial   Officer   pursuant  to  18
          U.S.C.ss.1350 (Section 906 of the Sarbanes-Oxley Act of 2002)



(b) Reports on Form 8-K:

         January 7, 2003         Item   2:    Acquisition   of   Warning   Model
                                 Management, LLC.

         February 11, 2003       Item 4.  Changed  Certifying  Auditor  to Pohl,
                                 McNabola, Berg & Co.

         May 23, 2003            Item 5.  The  registrant  (the  "company")  has
                                 changed the Company name from Famous Fixins, Inc. to Warning Model Managemt, Management,
                                 Inc.  and  concurrently  changed the  Company's
                                 OTCBB trading symbol from "FIXN" to "WNMI".


                                 The registrant amended its Certificate of Incorporation to increase its authorized Common shares from 200,000,000 shares to 800,000,000 shares.

                         WARNING MODEL MANAGEMENT, INC.
                           (F/K/A FAMOUS FIXINS, INC.)
                                  JUNE 30, 2003


                                   SIGNATURES


                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


SIGNATURE                            TITLE                                                DATE

By: /S/ MICHAEL RUDOLPH       Chief Executive Officer                            August 19, 2003
   ----------------------
        Michael Rudolph       Director, and Principal Accounting Officer

By:/S/  STEVE CHAMBERLIN      Director                                           August 19, 2003
   ----------------------
        Steve Chamberlin

By:/S/  STANLEY TEPPER        Chief Financial Officer                            August 19, 2003
   ----------------------
        Stanley Tepper
