Form 10QSB/A
period 2003-03-31
WARNING MODEL MANAGEMENT INC
filed 2003-10-03
CIK 1052706

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

Date: June 11, 2003

/S/ MICHAEL RUDOLPH
Michael Rudolph, Chief Executive Officer,
President, Chief Accounting Officer and Director

CFO CERTIFICATION


I, Stanley Tepper, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Warning Model Management, Inc.

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
