Form 10QSB
period 2003-09-30
WARNING MODEL MANAGEMENT INC
filed 2003-11-19
CIK 1052706

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2003

                                       OR

              [ ] Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

        For the transition period from _______________ to _______________

                         Commission file number 0-27219

                         WARNING MODEL MANAGEMENT, INC.
             (Exact name of registrant as specified in its charter)

          New York                                        13-3865655
-------------------------------                          -----------------------
(State or other jurisdiction of                          (I.R.S. employer
incorporation or organization)                            identification number)

         9440 Santa Monica Boulevard, Suite 400, Beverly Hills, CA 90210
               (Address of principal executive offices) (Zip Code)

           Registrant's Telephone number, including area code: (650) 3
                                                                ------


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
                                   Yes X    No
                                      ---     ---

State the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.
--------------------------------------------------------------------------------

     Class of Common Stock                Outstanding at September 30, 2003
     ---------------------                ---------------------------------
     $.001 par value                                   86,370,457 shares


Transitional Small Business Disclosure Format        Yes      No  X
                                                         ----    ---

                                   Form 10-QSB
                       Securities and Exchange Commission
                             Washington, D.C. 20549
                         WARNING MODEL MANAGEMENT, INC.



                                      Index

PART I    -    FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Balance Sheets at September 30, 2003 and December 31, 2002

                  Statements of Operations  for the three months and nine months ended September 30, 2003 and September 30, 2002

                  Statements of Cash Flows for the three  months and nine months ended September 30, 2003 and September 30, 2002

                  Notes to the Financial Statements for the nine months
                           Ended September 30, 2003

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

                               SEPTEMBER 30, 2003

                         WARNING MODEL MANAGEMENT, INC.
                           (F/K/A FAMOUS FIXINS, INC.)

                        CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2003






                                 C O N T E N T S
                              ---------------------



                                                                            Page
                                                                           -----
Consolidated Balance Sheets...............................................1 - 2

Consolidated Statements of Operations.........................................3

Consolidated Statements of Cash Flows.....................................4 - 5

Notes to the Financial Statements........................................6 - 20

                                    WARNING MODEL MANAGEMENT, INC.
                                      (F/K/A FAMOUS FIXINS, INC.)
                                      CONSOLIDATED BALANCE SHEETS
                               SEPTEMBER 30, 2003 AND DECEMBER 31, 2002



                                                              September 30, 2003     December 31, 2002
                                                              ------------------     -----------------
                             ASSETS                               (unaudited)            (audited)
Current Assets
   Cash and cash equivalents                                  $           42,520     $         503,422
   Accounts receivable, net of reserve for doubtful
     of $61,332 and $92,572, respectively                                163,963               332,823
   Advances to models, net of reserve of
     $166,180 and $166,180, respectively                                 241,379               419,233
   Advances to officer                                                    29,855                28,040
   Prepaid expenses                                                        1,777                 2,734
                                                              ------------------     -----------------

     Total Current Assets                                                479,494             1,286,252
                                                              ------------------     -----------------

Property and Equipment
   Furniture and fixtures                                                  8,168                 8,168
   Computers and equipment                                                81,487                90,805
                                                              ------------------     -----------------
                                                                          89,655                98,973

   Accumulated depreciation                                              (44,012)              (40,443)
                                                              ------------------     -----------------
     Total Property and Equipment                                         45,643                58,530
                                                              ------------------     -----------------
Other Assets
   Deposit                                                                11,400                     -
                                                              ------------------     -----------------
     Total Other Assets                                                   11,400                     -
                                                              ------------------     -----------------
        Total Assets                                          $          536,537     $       1,344,782
                                                              ==================     =================



                                              (continued)

                         See accompanying notes to these financial statements.



                                    WARNING MODEL MANAGEMENT, INC.
                                      (F/K/A FAMOUS FIXINS, INC.)
                                CONSOLIDATED BALANCE SHEETS (CONTINUED)
                               SEPTEMBER 30, 2003 AND DECEMBER 31, 2002



                                                              September 30, 2003     December 31, 2002
                                                              ------------------     -----------------
                            LIABILITIES AND EQUITY                  (unaudited)           (audited)
         Current Liabilities
            Accounts payable and accrued expenses             $          275,746     $         445,266
            Bank overdraft                                                37,994                     -
            Model fees payable                                           272,987               319,946
            Model reserves                                                40,692                26,955
            Line of credit                                                48,987                51,036
            Notes payable                                                548,033               166,783
            Advances from shareholders                                   113,788                52,000
            Accrued interest - convertible debentures                    157,381                17,517
            Taxes payable                                                  6,360                 5,160
            Current portion - capital leases                               9,556                17,219
            Secured line of credit                                             -               367,400
            Convertible debentures                                     1,134,492             1,175,739
                                                              ------------------     -----------------
                 Total Current Liabilities                             2,646,016             2,645,021
                                                              ------------------     -----------------

         Long Term Liabilities
            Convertible debentures                                       474,023               403,087
            Convertible notes payable to shareholders                  2,515,825             2,390,105
            Capital leases                                                20,194                27,450
                                                              ------------------     -----------------

                 Total Long Term Liabilities                           3,010,042             2,820,642
                                                              ------------------     -----------------

         Equity
            Common stock - 800,000,000 authorized, par value
                 $0.001, 86,370,457 and 44,673,834 issued and
                 outstanding for 2003 and 2002, respectively              86,370                44,674
            Additional paid-in capital                                   495,363                97,235
            Accumulated deficit                                       (5,701,254)           (4,262,790)
                                                              ------------------     -----------------
                 Total Equity                                         (5,119,521)           (4,120,881)
                                                              ------------------     -----------------
                       Total Liabilities and Equity           $          536,537     $       1,344,782
                                                              ==================     =================


                        See accompanying notes to these financial statements.



                                    WARNING MODEL MANAGEMENT, INC.
                                      (F/K/A FAMOUS FIXINS, INC.)
                                 CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002


                                                  Three months ended September 30,       Nine months ended September 30,
                                                  ---------------    --------------    --------------     ----------------
                                                       2003               2002              2003               2002
                                                  ---------------    --------------    --------------     ----------------
                                                     (unaudited)        (unaudited)        (unaudited)        (unaudited)
Revenues
    Revenues                                      $   419,384        $   302,455       $  1,713,255       $  1,494,732
    Costs of revenues                                (606,594)           (52,054)        (1,367,215)          (802,485)
                                                  ---------------    --------------    --------------     ----------------

                                                     (187,210)           250,401            346,040            692,247
                                                  ---------------    --------------    --------------     ----------------

Operating Expenses
    Salaries and wages                                161,450            137,727            470,253            386,295
    Rent                                               43,142             16,103            108,013             48,627
    General and administrative                        123,400            124,939            765,960            309,786
    Business development                                3,504             25,860             68,387             44,849
    Depreciation and amortization                       4,789              5,486             16,650             12,103
                                                  ---------------    --------------    --------------     ----------------

       Total Operating Expenses                       336,285            310,115          1,429,263            801,660
                                                  ---------------    --------------    --------------     ----------------

Other Income (Expense)
    Interest income                                       250                  -                718                  -
    Other income                                        2,720              7,980             20,208             23,940
    Interest expense                                 (135,048)           (27,676)          (374,188)           (73,526)
    Other expense                                           -                  -               (499)                 -
                                                  ---------------    --------------    --------------     ----------------

       Total Other Income (Expense)                  (132,078)           (19,696)          (353,761)           (49,586)
                                                  ---------------    --------------    --------------     ----------------

           Net Loss Before Income Taxes              (655,573)           (79,410)        (1,436,984)          (158,999)

Provision for Income Taxes                               (400)              (200)            (1,480)              (600)
                                                  ---------------    --------------    --------------     ----------------
            Net Loss                              $  (655,973) $         (79,610)      $  1,438,464)      $   (159,599)
                                                  ===============    ==============    ==============     ================

Net loss per share - basic                        $     (0.01)       $     (0.00)      $      (0.02)      $      (0.01)
                                                  ===============    ==============    ==============     ================
Net loss per share - diluted                      $     (0.01)       $     (0.00)      $      (0.02)      $      (0.01)
                                                  ===============    ==============    ==============     ================
Number of share used in calculation - basic        85,068,004         24,313,665         71,588,699         24,313,665
                                                  ===============    ==============    ==============     ================
Number of share used in calculation - diluted      85,068,004         24,313,665         71,588,699         24,313,665
                                                  ===============    ==============    ==============     ================


                        See accompanying notes to these financial statements.

                         WARNING MODEL MANAGEMENT, INC.
                           (F/K/A FAMOUS FIXINS, INC.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002


                                                                      2003                    2002
                                                              ----------------------   --------------------
Operating Activities:
    Net Loss                                                  $         (1,438,464)     $        (159,599)
Adjustments to reconcile loss to net cash
provided by (used in) operating activities:
    Depreciation and amortization                                           29,731                 12,147
    Bad debt expense                                                       125,000                100,816
    Bond and warrant discount amortization                                 155,909                      -
    Stock-based compensation                                               316,324                      -
    Other                                                                  (19,362)                10,833

Changes in operating assets and liabilities:
    Accounts receivable - trade                                            200,100               (170,527)
    Advances to models                                                      52,854               (284,755)
    Prepaid expenses                                                           957                      -
    Advances to officer                                                     (1,815)               (28,332)
    Deposits                                                               (11,400)                     -
    Bank overdraft                                                          37,994                 44,533
    Accounts payable and accrued expenses                                 (169,520)                63,525
    Model fees payable                                                     (46,959)               172,998
    Model reserves                                                          13,737                 14,823
    Taxes payable                                                            1,200                    600
    Accrued interest on convertible debt and secured line                  139,864                      -
                                                              ----------------------   --------------------

       Net cash used in operating activities                              (613,850)              (222,938)
                                                              ----------------------   --------------------

Investing activities:
    Purchases of property and equipment                                     (3,762)                (3,963)
                                                              ----------------------   --------------------

       Net cash used in investing activities                                (3,762)                (3,963)
                                                              ----------------------   --------------------

                                   (continued)


             See accompanying notes to these financial statements.


                                         WARNING MODEL MANAGEMENT, INC.
                                           (F/K/A FAMOUS FIXINS, INC.)
                                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002


                                                                            2003                   2002
                                                                    ----------------------  --------------------
Financing activities:
    Proceeds from convertible notes payables                                     50,000                      -
    Borrowings from secured line of credit                                      594,916              1,547,647
    Payments on secured line of credit                                         (962,276)            (1,311,858)
    Exercise of warrants                                                         48,000                      -
    Payments on capital lease obligation                                        (14,919)               (11,656)
    Payments under bank line of credit                                           (2,049)                (3,053)
    Proceeds from notes payable                                                 495,000                      -
    Payments on notes payable                                                  (113,750)                     -
    Advances from shareholders                                                   93,788                      -
    Payments on advances from shareholders                                      (32,000)                     -
                                                                    ----------------------  --------------------

       Net cash provided by (used in) financing activities                      156,710                221,080
                                                                    ----------------------  --------------------


       Increase (Decrease) in cash and cash equivalents                        (460,902)                (5,821)

Cash and cash equivalents, beginning of period                                  503,422                  5,821
                                                                    ----------------------  --------------------

Cash and cash equivalents, end of period                            $            42,520      $               -
                                                                    ======================  ====================


Supplemental disclosures of cash flow information:
    Cash paid during the period for
       Interest                                                     $            11,684      $             528
                                                                    ======================  ====================
       Taxes                                                        $                 -      $               -
                                                                    ======================  ====================

Supplemental schedule of non-cash financing activities

    Value of convertible benefit feature on convertible debt        $             8,824      $              -
                                                                    ======================  ====================

    Conversion of debt to common stock                              $            50,500      $              -
                                                                    ======================  ====================

    Fair value of warrants issued with notes payable                $            25,000      $              -
                                                                    ======================  ====================


              See accompanying notes to these financial statements.

                         WARNING MODEL MANAGEMENT, INC.
                           (F/K/A FAMOUS FIXINS, INC.)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.   General Description of Business

Famous Fixins, Inc. ("FIXN") was incorporated on February 9, 1984, in the State of Utah. Through May 15, 2002, the date of its operating asset sale, FIXN was a promoter and marketer of celebrity endorsed consumer products for sale in supermarkets, other retailers and over the Internet. FIXN developed, marketed and sold licensed consumer products based on the diverse professional, cultural and ethnic backgrounds of various celebrities. FIXN entered into licensing agreements with high profile celebrities and created consumer products, which included various product lines consisting of salad dressings, candy products, cosmetic products, adhesive bandages and other novelty products endorsed by the licensors. FIXN sold directly to consumers and utilized a network of consumer product brokers to distribute its products throughout the United States and Canada. Third party manufacturers produced FIXN's various consumer products. Effective May 15, 2002, FIXN became a shell company that had discontinued its operations and had no operating revenues subsequent to that date.

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

Effective December 27, 2002, the Company acquired Famous Fixins, Inc., (trading symbol: FIXN) through a reverse merger.

                         WARNING MODEL MANAGEMENT, INC.
                           (F/K/A FAMOUS FIXINS, INC.)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003


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

These unaudited consolidated financial statements represent the financial activity of Warning Model Management, Inc. and its subsidiaries. The consolidated financial statements for the three and nine months ended September 30, 2003 and 2002, have been prepared in accordance with generally accepted accounting principles for interim financial information in the US and in accordance with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to consolidated financial statements and footnotes thereto for the fiscal quarter ended September 30, 2003, included herein. The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All inter-company transactions were eliminated. The Company's fiscal year ends on December 31 each year. The financial statements and notes are representations of the management and the Board of Directors who are responsible for their integrity and objectivity.

The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002.


Consolidation Policy
--------------------

The accompanying consolidated financial statements include the accounts of the Company and its majority-owned subsidiary corporations, after elimination of all material inter-company accounts, transactions and profits. These financial statements consolidate the accounts of the WNMI and it subsidiaries.

                         WARNING MODEL MANAGEMENT, INC.
                           (F/K/A FAMOUS FIXINS, INC.)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Going-Concern Issues Arising from Recurring Losses and Cash Flow Problems
-------------------------------------------------------------------------

As shown in the accompanying Financial Statements, the Company has incurred recurring losses from operations, and as of September 30, 2003, the Company's current liabilities exceeded its current assets by $2,166,522 and its total liabilities exceeded its total assets by $5,119,521. These factors raise doubt about the Company's ability to continue as a going concern. Management has been able obtain additional financing through the issuance of debt. In addition, the Company has instituted more efficient management techniques and continues to attract and add new models and clients. Management believes these factors will contribute toward achieving profitability. The accompanying Financial Statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.


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


Concentration of cash
---------------------

The Company at times maintains cash balances in excess of the federally insured limit of $100,000 per institution. There were no balances at September 30, 2003, that exceeded $100,000, and the uninsured balances at December 31, 2002 were $503,000.


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

                         WARNING MODEL MANAGEMENT, INC.
                           (F/K/A FAMOUS FIXINS, INC.)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003


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

                         WARNING MODEL MANAGEMENT, INC.
                           (F/K/A FAMOUS FIXINS, INC.)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003


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

                         WARNING MODEL MANAGEMENT, INC.
                           (F/K/A FAMOUS FIXINS, INC.)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003


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

In April 2003, the FASB issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", which amends SFAS 133 for certain decisions made by the FASB Derivatives Implementation Group. In particular, SFAS 149: (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying instrument to conform it to language used in FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," and (4) amends certain other existing pronouncements. This Statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. In addition, most provisions of SFAS 149 are to be applied prospectively. Management does not expect the adoption of SFAS 149 to have a material impact on our financial position, cash flows or results of operations.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS 150"). SFAS 150 changes the accounting for certain financial instruments that under previous guidance issuers could account for as equity. It requires that those instruments be classified as liabilities in balance sheets. The guidance in SFAS 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective on July 1, 2003. The adoption of SFAS 150 does not have a material impact on the Company's financial position, cash flows or results of operations.


K    Advances to Models

The Company pays bills on behalf of models for the preparation of their professional modeling portfolios and for travel costs. These amounts have no specific repayment terms, but management expects repayment within one year.

                         WARNING MODEL MANAGEMENT, INC.
                           (F/K/A FAMOUS FIXINS, INC.)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

L.   Receivables

Accounts receivable are typically unsecured. The Company performs ongoing credit evaluations of its customers' financial condition. It generally requires no collateral and maintains reserves for potential credit losses on customer accounts when necessary.

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


N.   Comprehensive Income (Loss)

Comprehensive income consists of net income and other gains and losses affecting shareholders' equity that, under generally accepted accounting principles are excluded from net income in accordance with Statement on Financial Accounting Standards No. 130, "Reporting Comprehensive Income." The Company, however, does not have any components of comprehensive income (loss) as defined by SFAS No. 130 and therefore, for the three and nine months ended September 30, 2003 and 2002, comprehensive income (loss) is equivalent to the Company's reported net income (loss).



2.   INCOME TAXES
     ------------

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

                         WARNING MODEL MANAGEMENT, INC.
                           (F/K/A FAMOUS FIXINS, INC.)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003

2.   INCOME TAXES (CONTINUED)
     -----------------------

At September 30, 2003, FIXN has available approximately $1,005,000 in net operating loss carryforwards available to offset future federal and state income taxes, respectively, which expire through 2021. Realization is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. This and other components of deferred tax asset accounts are described above. As of September 30, 2003, the Company has provided a valuation allowance to reduce its net deferred tax asset to zero. The amount of the deferred tax asset considered realizable, however, can be revised in the near term based upon future operating conditions during the carryforward period.

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



3.   FINANCING AGREEMENT
     -------------------

The Company had a secured asset-borrowing program with a financial institution to collateralize, with recourse, certain eligible trade receivables up to a maximum percentage of 80% of the net amounts of each receivable. As receivables collateralized to the financial institution are collected, the Company may transfer additional receivables up to the discretion of the lending institution. The Company retains the right to recall collateralized receivables under the program, and the receivables are subject to recourse. Therefore, the transaction does not qualify as a sale under the terms of Financial Accounting Standards Board Statement No. 125 (Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities). Included in the Balance Sheets as receivables at September 30, 2003, and December 31, 2002, are account balances totaling $0 and $352,458 of uncollected receivables collateralized to the financial institution.



4.   LINE OF CREDIT
     --------------

The Company has an unsecured line of credit agreement with a bank, which provides that it may borrow up to $50,000 at the interest rate of 12% per annum. At September 30, 2003 and December 31, 2002, $48,987 and $51,036 were borrowed against the line of credit. The line of credit is renewable annually by mutual agreement of the parties.

                         WARNING MODEL MANAGEMENT, INC.
                           (F/K/A FAMOUS FIXINS, INC.)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003


5.   EQUITY
     ------

In January 2003, the Company issued 11,000,000 shares of its registered common stock, having a market value of $110,000, to three individuals in lieu of cash compensation for services rendered.

In February 2003, the holder of 4% convertible debentures converted $25,500 of principal into 5,000,000 shares of the Company's common stock.

In April 2003, the Company issued 4,250,000 shares of its registered common stock, having a market value of $42,500 to three individuals in lieu of cash compensation for legal and management consulting services rendered.

In May 2003, the Company issued 5,000,000 shares of its registered common stock, having a market value of $50,000, to three individuals in lieu of cash compensation for services rendered.

In June 2003, the Company issued 5,000,000 shares of its registered common stock, having a market value of $50,000, to three individuals in lieu of cash compensation for services rendered.

In April 2003, the Company issued to a consultant warrants to purchase 6,000,000 shares of its common stock at an exercise price of $0.008 per share under the terms of a consulting agreement. In April 2003, this warrant holder exercised the warrant to purchase 6,000,000 shares of common stock for $48,000.

In July 2003, the holder of a 4% convertible debenture converted $25,000 of principal into 5,446,623 shares of the Company's common stock.


6.   RELATED PARTY TRANSACTIONS
     --------------------------

Mr. Steve Chamberlin
--------------------

Mr. Steve Chamberlin, Director and President of the Company, has advanced monies to the Company. The Company repaid to Mr. Chamberlin $3,323 in 2002 for these advances.

At September 30, 2003, the Company has advances to Mr. Chamberlin totaling $29,855. These advances are due on demand and are non-interest-bearing.

Transactions with shareholders
------------------------------

Two shareholders had advanced a total of $52,000 to the Company during 2002. The Company repaid $32,000 of these advances in January 2003. The advances are non-interest bearing.

During the nine months ended September 30, 2003, shareholders advanced a total of $93,788, which are due on demand and bear 8% interest per annum.

                         WARNING MODEL MANAGEMENT, INC.
                           (F/K/A FAMOUS FIXINS, INC.)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003


7.   COMMITMENTS AND CONTINGENCIES
     -----------------------------

A.   Legal

The Company is periodically involved in legal actions and claims that arise as a result of events that occur in the normal course of operations. The Company is not currently aware of any legal proceedings or claims that the Company believes will have, individually or in the aggregate, a material adverse effect on the Company's financial position or results of operations.


B.   Operating Leases

The Company's principal executive offices relocated to a 3,479 square foot facility at 9440 Santa Monica Boulevard, Suite 400, Beverly Hills, CA 90210. The Company leases the facility under a 60-month agreement that terminates on April 30, 2005, with the option to renew for an additional six months. The aggregate rental cost for the nine months ended September 30, 2003 and 2002 was $80,269 and $30,829, respectively. All operations were performed at this facility.

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


C.   Contingent Liability

On May 15, 2002, FIXN completed a transaction pursuant to a Settlement of Debts and Asset Purchase Agreement, dated March 29, 2002, with Starbrand, LLC, pursuant to which FIXN divested all of its operations and sold substantially all of its assets and certain specified liabilities to Starbrand, LLC, in exchange for cancellation of $450,000 of outstanding 4%, $1,500,000 convertible debentures. FIXN is contingently liable for the payment of the liabilities transferred aggregating approximately $200,000. No claim has been made regarding these liabilities as of September 30, 2003, and management believes that it is remote that any claim may arise, thus no reserve is necessary.

                         WARNING MODEL MANAGEMENT, INC.
                           (F/K/A FAMOUS FIXINS, INC.)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003


8.   MERGER OF FAMOUS FIXINS AND WARNING MODEL MANAGEMENT, LLC
     ---------------------------------------------------------

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

The following (unaudited) pro forma consolidated results of operations have been prepared as if the merger with FIXN, Inc. had occurred at January 1, 2002:

                                               September 30,     September 30,
                                                   2003              2002
                                             ---------------     ------------
  Net revenues                               $   1,713,255       $  1,923,613
  Operating expenses                             1,421,421          1,552,430
  Net loss                                        (496,104)          (387,067)

  Net loss per share - basic and diluted     $        (0.01)     $      (0.01)

The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the merger been consummated as of that time, nor is it intended to be a projection of future results.



9.   NOTES PAYABLE
     -------------

Notes payable at September 30, 2003, and December 31, 2002, consist of the following:

In March 2003, the Company obtained short-term debt financing of $40,000 from Filter International, plus an $8,000 premium.

In May 2003, the Company obtained short-term debt financing of $105,000 from an unrelated party. The lender is a holder of its 10% convertible debentures.

In July 2003, the Company obtained $300,000 in debt financing in the form of short-term notes bearing 18% interest per annum. The Company issued warrants convertible into 5,000,000 shares of common stock at an exercise price of $0.01 per share. Management determined the fair value of the warrants issued to be $25,000, which is being amortized over the term of the note.

In August 2003, the Company obtained short-term debt financing of $50,000 from an unrelated party.

                         WARNING MODEL MANAGEMENT, INC.
                           (F/K/A FAMOUS FIXINS, INC.)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003


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

The financial statements as of September 30, 2002, reflect the remaining principal amount of the 4% debentures, less the unamortized bond discount. The net carrying value is $1,233,521. Interest on the indebtedness is accrued through September 30, 2003.

                         WARNING MODEL MANAGEMENT, INC.
                           (F/K/A FAMOUS FIXINS, INC.)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003

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

The following summarizes the outstanding balance of the 5% Debentures at September 30, 2003 and December 31, 2002:

                                                          2003         2002
                                                      ----------    ---------
   Outstanding principal amount of 5% debentures      $   33,975    $  33,975
  Less unamortized discount for warrants issued                -           (9)
                                                      ----------    ----------
   Carrying amount                                    $   33,975    $  33,966
                                                      ==========    ==========


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

The financial statements as of June 30, 2003, reflect the remaining principal amount of the 10% debentures, less the unamortized bond discount attributable to the beneficial conversion feature and the warrants. The net carrying value is $448,309. Interest on the indebtedness is accrued through September 30, 2003.

                         WARNING MODEL MANAGEMENT, INC.
                           (F/K/A FAMOUS FIXINS, INC.)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003

10.  CONVERTIBLE DEBENTURES & PROMISSORY NOTES (CONTINUED)
     -----------------------------------------------------

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

The financial statements as of September 30, 2003, reflect the remaining principal amount of the 4% debentures to shareholders, less the unamortized bond discount. The net carrying value is $2,473,295. Interest on the indebtedness is accrued through September 30, 2003.



11.  EQUITY DRAWDOWN FACILITY
     ------------------------

In December 2002, the Company signed a letter of intent with a third party, who has provided debt financing to the Company, to provide an equity drawdown facility of up to $2,000,000. As of September 30, 2003, the Company has not utilized this equity financing facility.

                         WARNING MODEL MANAGEMENT, INC.
                           (F/K/A FAMOUS FIXINS, INC.)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003

12.  SUBSEQUENT EVENTS
     -----------------

Effective October 15, 2003, the Company has obtained a new secured lending facility from a financial institution. The Company's future borrowings will be secured by the underlying trade receivables.

                         WARNING MODEL MANAGEMENT, INC.
                           (F/K/A FAMOUS FIXINS, INC.)
                               SEPTEMBER 30, 2003




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

                         WARNING MODEL MANAGEMENT, INC.
                           (F/K/A FAMOUS FIXINS, INC.)
                               SEPTEMBER 30, 2003


RESULTS OF OPERATIONS

Nine Months Ended September  30, 2003 Compared to September  30, 2002
---------------------------------------------------------------------

Revenue for the nine months period ended September 30, 2003 was $1,713,255 is compared to $1,494,732 for the same period in 2002, or an increase of $218,523 as the result of an increase in the company's Model fees and Commercial commissions. The increase in Model fees and Commercial commissions is in direct relationship to the increase in number of the Models with us.

Gross profit for the nine months period ended September 30, 2003 was $346,040 as compared to $692,247 for the same period in 2002, or a decrease of $346,207. This decrease in gross profit was attributable to increase in costs of revenue which is affected by the increase in models and their fees and costs.

Operating expenses for the nine months period ending September 30, 2003 were $1,429,263 as compared to $ 801,660 for the same period in 2002, or an increase of $627,603. The increase in operating expenses were mainly attributable to: 1) an increase in salaries and wages of $83,958 due to an increase in head count;
2) an increase in rent of $59,386 due to the move to a larger office space; 3) an increase in general and administrative of $456,174 which was mainly due to an increase in bad debts of $90,441 and consulting fees of $251,547 4) an increase business development of $23,538 and 5) an increase in interest accrued on convertible debt and on secured line of credit of $4,547

Interest expense was $374,188 for the nine month period ending September 30, 2003 as compared to $73,526 for the same period in 2002, or an increase of $300,662. The increase in interest expense in 2003 was primarily an increase in the use of our secured line of credit and loans payable

Other income was $20,427 for the nine months ended September 30, 2003 as compared to $23,940 for the same period ending September 30, 2002. The decrease in other income is mainly due to other miscellaneous income of $3,513.

The net (loss) for the Company for the nine month period ended September 30, 2003 was $ (1,438,464) compared to $ (159,599) for the nine month period ended September 30, 2003 for an increase of $ 1,278,865.

Net change in cash used in operating activities for the nine month period ending September 30,, 2003 was ($613,850) versus ($222,938) for the period ended
September 30, 2002 for an increase of $390,912. This change in cash from operating activities was principally due to an increase in loss of $1,278,865, an increase in accounts payable of $233,045 offset by an increase in bad debt expense of $24,184, Stock-based compensation of $316,324, increase in account receivable trade of $370,627, and increase in advances to models of $337,609 and a increase in model fee payable of $219,957, and increase in convertible debt and secured line of $139,864

Net cash provided by (used in) investing activities was ($3,762) and ($3,963) for the nine month period ending September 30, 2003 and 2002, respectively. This change is due to an increase in property and equipment.

Net cash provided by financing activities was $156,710 and $221,080 for the nine month period ending September 30, 2003 and 2002, respectively, reflecting a change of ($64,370). This decrease was principally due to payments made on the secured line of credit of $349,582, payments on notes

                         WARNING MODEL MANAGEMENT, INC.
                           (F/K/A FAMOUS FIXINS, INC.)
                               SEPTEMBER 30, 2003


payable of $(113,750) offset by proceeds from convertible notes payable of $50,000, proceeds from notes payable of $495,000, borrowings from the secured line of credit of $(952,731), advances from shareholders of $93,788 and miscellaneous items of $13,741.

--------------------------------------------------------------------------------


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


ITEM 3.  CONTROLS AND PROCEEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
------------------------------------------------

   Within the 90 days prior to September 30, 2003, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of the Company's President and Chief Financial Officer. Based upon that evaluation, they concluded that the Company's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the Company's disclosure obligations under the Exchange Act.

CHANGES IN INTERNAL CONTROLS
----------------------------

   There were no significant changes in the Company's internal controls or in its factors that could significantly affect those controls since the most recent evaluation of such controls.

                         WARNING MODEL MANAGEMENT, INC.
                           (F/K/A FAMOUS FIXINS, INC.)
                               SEPTEMBER 30, 2003


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

On February 6, 2003, the holder of a 10% convertible debenture issued by FIXN on October 27, 2000, elected to partially convert, $25,500 of the outstanding principal amount of the debentures, into 5,000,000 shares of our common stock. The shares were issued using the exemption provided by Rule 144k...

On March 5, 2003, we issued a $48,000 promissory note to Filter International, LTD. For funds loaned to us.

On March 5, 2003, we issued a $20,000 promissory note to Peter Benz for funds loaned to us.

On April 4th and on April 15, 2003 we issued promissory notes for $10,000 each date to George Furla for funds loaned to the Company.

On July 9, 2003, the company issued a short-term notes payable to the Michael T. Covell and Arline Covell Revocable Trust, an unrelated party, bearing interest at 18% per annum in the amount of $300,000. The company, in conjunction with the short-term notes issued warrants convertible into 5,000,000 shares of common stock at the exercise price of $0.01 per share.

On August 5, 2003, the company issued a short-term note for $50,000 with interest at 10% per annum to Howard Schraub.

On September 26, 2003, the company issued a short-term note for $15,000 with interest of interest at 10% per annum to Betty Reider.

In October 2003, the company obtained a new secured line of credit for up to $300,000 collateralized by the company's receivables.


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

                         WARNING MODEL MANAGEMENT, INC.
                           (F/K/A FAMOUS FIXINS, INC.)
                               SEPTEMBER 30, 2003

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

     32.2 Certification   of  the  Chief  Financial   Officer   pursuant  to  18
          U.S.C.ss.1350 (Section 906 of the Sarbanes-Oxley Act of 2002)



(b)  Reports on Form 8-K:

     January 7, 2003     Item 2:  Acquisition of Warning Model Management, LLC.

     February 11, 2003   Item 4.  Changed Certifying Auditor to Pohl, McNabola,
                         Berg & Co.

     May 23, 2003        Item 5.  The registrant (the "company") has changed the
                         Company name from Famous Fixins, Inc. to Warning Model
                         Management, Inc. and concurrently changed the Company's
                         OTCBB symbol from "FIXN" to "WNMI".

                         The registrant amended its Certificate of Incorporation to increase its authorized Common shares from 200,000,000 shares to 800,000,000 shares.

                         WARNING MODEL MANAGEMENT, INC.
                           (F/K/A FAMOUS FIXINS, INC.)
                               SEPTEMBER 30, 2003



                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Signature                     Title                           Date
---------                     -----                           ------------
By:  /s/ Michael Rudolph      Chief Executive Officer         November  18, 2003
     -------------------
     Michael Rudolph          Director, and Principal
                              Accounting Officer

By:  /s/ Steve Chamberlin     Director                        November  18, 2003
     --------------------
     Steve Chamberlin

By:  /s/ Stanley Tepper       Chief Financial Officer         November  18, 2003
     ------------------
     Stanley Tepper