Form 10QSB/A
period 2003-06-30
WARNING MODEL MANAGEMENT INC
filed 2003-11-24
CIK 1052706

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


ITEM 3. CONTROLS AND PROCEEDURES


(a) Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this quarterly report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our Company (including our consolidated subsidiaries) required to be included in our reports filed or submitted under the Exchange Act.


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


SIGNATURE                            TITLE                                                DATE

By: /S/ MICHAEL RUDOLPH       Chief Executive Officer                            November 24, 2003
   ----------------------
        Michael Rudolph       Director, and Principal Accounting Officer

By:/S/  STEVE CHAMBERLIN      Director                                           November 24, 2003
   ----------------------
        Steve Chamberlin

By:/S/  STANLEY TEPPER        Chief Financial Officer                            November 24, 2003
   ----------------------
        Stanley Tepper
