Form 10KSB
period 2003-12-31
WARNING MODEL MANAGEMENT INC
filed 2004-04-13
CIK 1052706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934

For the fiscal year ended December 31, 2003

Commission File Number 0-27219

Warning Model Management, INC.

(Exact name as specified in its charter)

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
Address of principal executive office)                                                         (Zip Code)

Registrant's telephone number: (310) 860-9969

Securities registered under section 12 (b) of the Exchange Act: None

Securities registered under section 12 (g) of the Exchange Act:    Common Stock

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the last 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (x) No ( )

Check here if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this 10-KSB or any amendment to this Form 10-KSB. [ ]

Aggregate market value of Registrants' voting and non-voting common equity held by non-affiliates as of April 5, 2004 - approximately $7,762,030

Outstanding common stock, $.001 par value as of April 5, 2004 was 388,101,535 shares

WARNING MODEL MANAGEMENT, INC.

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

Item 8A. Controls and Procedures

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance
with Section 16 (a) of the Exchange Act

Item 10. Executive Compensation

Item 11. Security Ownership of Certain Beneficial Owners and Management

Item 12. Certain Relationships and Related Transactions

Item 13. Exhibits and Reports on Form 8-K

Item 14. Principal Accountant Fees and Services

SIGNATURES

EXHIBITS

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

On December 27, 2002 we consummated an Agreement and Plan of Merger ("Agreement") whereby Famous Fixins, Inc. was combined with Warning Model Management, LLC, a California Limited Liability Company, ("Warning") which was organized in September 1998. The transaction has been accounted for, as a reverse acquisition for accounting purposes and the continuing business is that of Warning Model Management, LLC. Pursuant to the Agreement, we issued 24,313,655 shares of common stock and a three convertible notes in the aggregate principal amount of $2,900,000 to the Members of Warning Model Management, LLC.

On July 13, 2003 we changed our name to Warning Model Management, Inc under the laws of the State of New York.

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

Warning Model Management, LLC (“WAMM”) was established in September 1998 and is a large modeling management company operating in the United States WAMM is the one of the largest model management companies in Los Angeles having quality fashion oriented models and talent for both the fashion industry and TV/Radio commercials, as well as the retailing and advertising sectors.

WAMM differs from other Los Angeles (“LA”) model management companies by providing the fashion/retailing industry in California and other Western States the level of modeling talent previously only found in New York and Paris. We have achieved this by focusing on those clients that use LA and San Francisco as a primary location rather than as a base, and making available the talent they require locally, saving them (in many cases) the expense of having to bring those models from New York or Paris. We can do this by the advancement and application of an interactive web site that has made the old ways of transporting bulky portfolios by messenger obsolete. What took days before can be done in seconds from anywhere in the world. WAMM’s stable of talent includes many of the world’s top models. WAMM operates as an independent model management company, which means they have no one corresponding agent in New York or elsewhere. This places WAMM in an enviable position to be able to work with any agency we desire. This is important in that we have a greater selection of talent to offer the entire market as a whole.

Current clients include all the major fashion lines as well as local clientele such as Macy’s, Nordstrom’s, Mervyns, Robinsons-May, Gap, Banana Republic, Bon Marche, Eddie Bauer, J. Crew and Talbot’s. Warning also represents many of the Victoria Secret Models. WAMM’s models are prominently featured in print media, including the world’s top fashion magazines, TV commercials and other retailing media campaigns.

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

We function as an independent agency, having no branch offices in other cities. As an independent, we can work with any number of other model agencies in cities all around the world to maximize our talent’s exposure.

The modeling business is driven by personal relationships that are developed over time. We have numerous contacts with various booking agencies, retail fashion advertising departments, fashion magazines, high-end designer contacts and other sources that represent a source of bookings and revenue.

Each model has a portfolio that is developed by the company that serves as a critical business development component. The portfolio contains a pictorial representation of past assignments, various poses and technical information such as height, weight, shoe size, etc. The customer can then request representative portfolio samples or can go directly to the company’s web site to view individual models and their portfolios. We believe that our web site provides a competitive advantage that allows customers and prospects to see all of our potential modeling talent. The online element dramatically changes the existing dynamics of sending a portfolio by courier to the customer to immediate online access. Our web site (www.warningmodels.com) allows for the expansion of customer choice in viewing many model portfolios for their contemplated project. In addition to inbound requests by customers for talent, there are also many outbound calls made to solicit business.

In addition to individual assignments, models may be requested for longer term activities such as representing a customer’s product line (for example, cosmetics or lingerie) wherein an entire advertising campaign is developed around the product and the model. A more recent phenomenon has been the model transitioning to a film/acting or entertainment role. The company can benefit at each stage, collecting a fee as part of the model’s print or commercial shoot.

Status of any publicly announced new product or service;

On March 23, 2004, Warning Model Management Inc. announced the exclusive model representation of Paris Hilton. Warning will be representing Miss Hilton for all print work, advertising campaigns and endorsements, personal appearances and runway work.

On March 25, 2004, WNMI announced that Rhea Rachevsky, an agent for over 14 years, opened and heads up Warning Photography Division within the Beverly Hills office. Annual revenue of over one million dollars is anticipated form this business. .

On March 29, 2004, WNMI announced the exclusive representation of one of the world's best-known and most beautiful woman surfer MALIA JONES (www.maliajones.com). We are also extremely excited to announce that we have signed a deal for development of Malia's own range of hair care and sun care products to be launched later this year.

Competitive business conditions and the small business issuer’s competitive position in the industry and methods of competition;

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

There are a variety of sources for model talent development, including portfolio submission by the prospective model, interaction with other modeling agencies, and through fashion shows and industry functions. A classic source is that of simple discovery by the company’s representatives while in the course of everyday activities.

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

Outside of our logo and service mark, we do not hold title to patents, trademarks, licenses, franchises, concessions. We do maintain royalty agreements between the models and talent and our company that are part of the standard model agreement.

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

Number of total employees and number of full time employees

We employed a total of 12 people at December 31, 2003, of which 10 were classified as full time employees. Currently we have 12 employees. We have successfully expanded the quantity and quality of our sales, marketing and support staff. Although, we compete for such personnel with other companies and organizations that in many cases can offer superior facilities and resources, our ability to offer prospective employees the opportunity to make a large contribution in an exciting, growing and dynamic environment has made the recruitment of highly qualified individuals a relatively easy task.

ITEM 2. Description of Property

As of December 31, 2003 the Company leases its facility under a 60-month agreement, which terminates on April 30, 2005, with the option to renew for an additional six months. The aggregate rental rate for the entire facility for the year ending December 31, 2003, and the year ending December 31, 2002 were $125,516 and $100,859, respectively. All operations were performed at this facility.

ITEM 3. Legal Proceedings

None

ITEM 4. Submission of Matters to a Vote of Security Holders

The following actions were taken pursuant to the written consent of a majority of our shareholders, dated March 10, 2003, in lieu of a special meeting of the shareholders. The following actions became effective on or about April 10, 2003:

1.    Amendment of our certificate of incorporation to change the Company name from Famous Fixins, Inc. to Warning Model Management, Inc., and concurrently to change the Company’s OTCBB trading symbol.

2.    Amendment of our Certificate of Incorporation to increase the authorized number of shares of our common stock from 200,000,000 to 800,000,000.

3.   The ratification of the appointment of Pohl, McNabola, Berg, & Co., LLP, as our independent accountants for the current fiscal year.

PART II

ITEM 5. Market for Company's Common Equity and Related Stockholder Matters

Our common stock is quoted on the Over-the Counter Bulletin Board, also called the OTCBB, under the trading symbol “WNMI”. The following table set forth the quarterly high and low bid prices per share for our common stock. The bid prices reflect inter-dealer prices, without retail markup, markdown, or commission and may not represent actual transactions.

Fiscal Year	Quarter Ended	High	Low

2000	March 31, 2000	$0.69	$0.19
	June 30, 2000	$0.51	$0.17
	September 30, 2000	$0.20	$0.05
	December 31, 2000	$0.09	$0.02

2001	March 31, 2001	$0.47	$0.02
	June 30, 2001	$0.06	$0.02
	September 30, 2001	$0.03	$0.01
	December 31, 2001	$0.02	$0.01

2002	March 31, 2002	$0.01	$0.01
	June 30, 2002	$0.01	$0.01
	September 30, 2002	$0.01	$0.01
	December 31, 2002	$0.02	$0.01

2003	March 31, 2003	$0.03	$0.01
	June 30, 2003	$0.02	$0.01
	September 30, 2003	$0.01	$0.00
	December 31, 2003	$0.0	$0.00

2004	March 31, 2004	$0.03	$0.00

The Company has not declared or paid any cash dividends on the common stock and does not anticipate that any cash dividends will be paid in the foreseeable future.

As of March 31, 2004, the Company's common stock was held by approximately 125 shareholders of record.

Recent Sales of Unregistered Securities

On January 7, 2003, we issued a $50,000 of 10% convertible debenture due in 2004 to Alpha Capital Aktiengesellschaft, in a transaction deemed to be exempt under Section 4(2) of the Securities Act of 1933 as a sale of securities not involving a public offering. The debenture accrues interest at 10% per annum. The holder has the right to convert the debentures in to common shares at any time through maturity at a conversion price of 85% of the average of the lowest three trading prices during the 20 trading days preceding the conversion date.

On February 6, 2003, Mercator Momentum Fund L.P., the holder of an assigned portion of the 4% convertible debenture issued by Famous Fixins Inc. to Roseworth Group Limited on October 27, 2000, elected to convert, $25,500 of the outstanding principal amount of the debenture, into 5,000,000 shares of our restricted common stock in a transaction deemed to be exempt under Section 4(2) of the Securities Act of 1933 as a sale of securities not involving a public offering.

On March 5, 2003, we issued a $48,000 promissory note to Filter International, LTD. For cash loaned to us in a transaction deemed to be exempt under Section 4(2) of the Securities Act of 1933 as a sale of securities not involving a public offering. On December 9, 2003, the maturity date of this note was extended to June 5, 2004

On April 4th and on April 15, 2003 we issued one year promissory notes for $25,000 respectively to Jeff Rice for cash loaned to WNMI in a transaction deemed to be exempt under Section 4(2) of the Securities Act of 1933 as a sale of securities not involving a public offering.

On May 15, 2003 we issued a promissory note for $100,000 to the Mercator Momentum Fund L.P. for cash loaned to WNMI in a transaction deemed to be exempt under Section 4(2) of the Securities Act of 1933 as a sale of securities not involving a public offering. On November 12, 2003, the due date was extended to May 15, 2004.

On June 16, 2003 we issued a promissory note for $40,000 to George Furla for cash loaned to WNMI in a transaction deemed to be exempt under Section 4(2) of the Securities Act of 1933 as a sale of securities not involving a public offering. On December 9, 2003, the maturity date of this note was extended to June 16, 2004

On June 17, 2003 we issued a promissory note for $28,788 to George Furla for cash loaned to WNMI in a transaction deemed to be exempt under Section 4(2) of the Securities Act of 1933 as a sale of securities not involving a public offering. On December 9, 2003, the maturity date of this note was extended to June 17, 2004

On July 9, 2003 we issued a promissory note for $300,000 to the Michael T. Covell and Arline Covell Revocable Trust for cash loaned to WNMI in a transaction deemed to be exempt under Section 4(2) of the Securities Act of 1933 as a sale of securities not involving a public offering.

On July 22, 2003 we issued 5,446,623 shares of common stock to Mercator Momentum Fund L.P. for the partial conversion ($25,000) of a convertible note. The conversion price was $.00459 per share in a transaction deemed to be exempt under Section 4(2) of the Securities Act of 1933 as a sale of securities not involving a public offering. On December 9, 2003, the maturity date of this note was extended to June 17, 2004.

On August 5, 2003 we issued a promissory note for $50,000 to Howard Schraub for cash loaned to WNMI in a transaction deemed to be exempt under Section 4(2) of the Securities Act of 1933 as a sale of securities not involving a public offering.

On September 26, 2003, the company issued a short-term note for $15,000 with interest of interest at 10% per annum to Betty Reider in a transaction deemed to be exempt under Section 4(2) of the Securities Act of 1933 as a sale of securities not involving a public offering.

On October 30, 2003 we issued 5,882,353 shares of common stock to Mercator Momentum Fund L.P. for the partial conversion ($10,000) of a convertible note. The conversion price was $.0017 per share in a transaction deemed to be exempt under Section 4(2) of the Securities Act of 1933 as a sale of securities not involving a public offering. On December 9, 2003, the maturity date of this note was extended to June 17, 2004

On December 17, 2003 we issued a promissory note for $50,000 to Howard Schraub for cash loaned to WNMI in a transaction deemed to be exempt under Section 4(2) of the Securities Act of 1933 as a sale of securities not involving a public offering.

On March 5, 2004, we issued a $20,000 promissory note to Peter Benz for cash loaned to us in a transaction deemed to be exempt under Section 4(2) of the Securities Act of 1933 as a sale of securities not involving a public offering...

On March 22, 2004 we issued 4,577,536 shares of common stock to Balmore S.A. for the partial conversion ($10,000) of a convertible note that was held for over two years. The conversion price was $.0255 per share in a transaction deemed to be exempt under Section 4(2) of the Securities Act of 1933 as a sale of securities not involving a public offering.

On March 23, 2004 we issued 11,445,164 shares of common stock to Balmore S.A. for the partial conversion ($25,000) of a convertible note that was held over two years. The conversion price was $.0255 per share in a transaction deemed to be exempt under Section 4(2) of the Securities Act of 1933 as a sale of securities not involving a public offering.
On March 24, 2004 we issued 57,252,308 shares of common stock to Balmore S.A. for the partial conversion ($35,000) of a convertible note that was held over two years. The conversion price was $.0255 per share in a transaction deemed to be exempt under Section 4(2) of the Securities Act of 1933 as a sale of securities not involving a public offering.

On March 24, 2004 we issued 57,252,308 shares of common stock to Balmore S.A. for the partial conversion ($35,000) of a convertible note that was held over two years. The conversion price was $.0255 per share in a transaction deemed to be exempt under Section 4(2) of the Securities Act of 1933 as a sale of securities not involving a public offering.

On March 25, 2004 we issued 16,032,500 shares of common stock to Austost Anstalt Schaan for the partial conversion ($125,000) of a convertible note that was held over two years. The conversion price was $.0255 per share in a transaction deemed to be exempt under Section 4(2) of the Securities Act of 1933 as a sale of securities not involving a public offering.

On March 25, 2004 we issued 8,758,169 shares of common stock to Alpha Capital for the partial conversion ($20,000) of a convertible note that was held over two years. The conversion price was $.0255 per share in a transaction deemed to be exempt under Section 4(2) of the Securities Act of 1933 as a sale of securities not involving a public offering.

On March 30, 2004 we issued 22,908,871 shares of common stock to Balmore S.A. for the partial conversion ($50,000) of a convertible note that was held over two years. The conversion price was $.0255 per share in a transaction deemed to be exempt under Section 4(2) of the Securities Act of 1933 as a sale of securities not involving a public offering.

On April 5, 2004 we issued 34,051,747 shares of common stock to Balmore S.A. for the partial conversion ($75,000) of a convertible note that was held over two years. The conversion price was $.0255 per share in a transaction deemed to be exempt under Section 4(2) of the Securities Act of 1933 as a sale of securities not involving a public offering.

ITEM 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General
Plan of Operation

Short-term Objectives:

  Continue to expand revenue through organic growth of existing business lines;
  Source and develop new talent in both male and female models.
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

Results of Operations

Year Ended December 31, 2003 versus Year Ended December 31, 2002

Revenue for the year ended December 31, 2003 was $1,746,075 as compared to $2,208,535 for the same period in 2002, or a decrease of $462,460. The decrease is the result of a fall off of business in general throughout the year. WNMI has seen a pickup in its business towards the end of the fourth quarter.

Gross profit for the year ended December 31, 2003 was $659,682 as compared to $ 920,221 for the same period in 2002, or a decrease of $260,539. This decrease is a direct result of the decrease in revenue. Our gross profit percentage has remained stable.
Operating expenses for the period ending December 31, 2003 were $1,735,620 as compared to $1,365,297 for the same period in 2002, or an increase of $370,323. The increase in operating expenses were mainly attributable to: 1) an increase in salaries and wages of $72,861 due to an increase in head count from 11 to 13; 2) rent of $31,645 due to move to larger office space; 3) general and administrative of $ 368,406; which was mainly due to an increase in bad debts of $26,733, Consulting Fees of $221,628, accounting related expenses of $78,765 and other general and administrative expenses of $41,280, offset by decreases in 1) business development cost of $18,020; 5) non-recurring expenses of $ 86,375 attributable to the closing of the reverse merger with the remaining difference of $1,806 consisting of other miscellaneous items. Management engaged the services of consultants to assist us in developing strategies to increase revenues and other business related matters.

Interest expense was $562,655 for the year ended December 31, 2003 as compared to $122,426 for the same period in 2002, or an increase of $440,239. The increase in interest expense in 2003 was primarily an increase in the use of our secured line of credit and an increase in interest on convertible debt.

Other income of $39,233 increased $7,313 over the same period the prior , which was primarily due to miscellaneous items.

Our net (loss) for the current year ended December 31, 2003 was $1,601,006 as compared to a net loss of $535,937 for the year ended December 31, 2002, which is an increase of $1,065,069 or 198%. This increase in loss is mainly attributable to the increase in interest expense and the decrease in business experienced as a result of the Iraq war and the overall softness of the advertising marketplace during 2003.
Net change in cash used in operating activities in 2003 versus 2002 was $566,904. This change in cash from operating activities was principally due to an increase in net loss of $1,065,069, plus a decrease in payable and accrued expenses of $549,806 and model fees payable of $254,155, offset by increases in 1) bad debt expense of $41,123, 2) bond and warrant discount amortization of $241,919, 3) stock based compensation of $307,500, 4) accounts receivable of $291,112, 5) advances to models of $307,366, 6) accrued interest on convertible debt and secured line of $100,426 plus miscellaneous items of $12,680.

Net cash provided by (used in) investing activities was $3,762 and $ 15,743 for the years ended December 31, 2003 and 2002, respectively, reflecting a change of $11,981. This change is due to a decrease in purchases of property and equipment.

Net cash provided by financing activities was $361,814 and $807,914 for the years ended December 31, 2003 and 2002, respectively, reflecting a decrease of $446,100. This decrease was principally due to a decrease in proceeds from convertible notes of $450,000, net decrease of borrowings from a secured line of credit of $357,999, a decrease in payment on notes payable of $118,000, offset by an increase in advances from shareholders of $56,788, an increase in proceeds of notes payable $427,000 plus miscellaneous items of $3,889.

Liquidity and Capital Resources

The Company’s revenues in 2003 have not been sufficient to cover the cost of revenues and operating expenses. WNMI has relied on debt and equity financial to meet its cash needs. For future requirements we will continue to seek funding through debt issuances and equity financing.

Therefore over the next twelve months management is of the opinion that sufficient working capital will be available from operations and financing activities to meet the Company's liabilities and commitments as they become payable.

Inflation

We believe our operations and financial condition have suffered no adverse material effect due to inflation.
Subsequent event:

On February 4, 2004, Mr. Michael Rudolph resigned as Chief Executive Officer and as a member of the Board of Directors of WNMI.

Also on February 4, 2004, the Board of directors of Warning Model Management appointed Brian Bonar as a Director. Brian Bonar is currently serving as a director of Imaging Technologies Corporation (“IMTO”) since August 1995 and became IMTO's Chairman of the Board in December 1999. From August 1992 through April 1994, Mr. Bonar served as the IMTO’s Director of Technology Sales and from April 1994 through September 1994 as the IMTO’s Vice President, Sales and Marketing. In September 1994, Mr. Bonar became the IMTO’s Executive Vice President and, in July 1997, was appointed as the IMTO’s President and Chief Operating Officer. In April 1998 Mr. Bonar assumed the post of CEO. From 1991 to 1992, Mr. Bonar was Vice President of Worldwide Sales and Marketing for Bezier Systems, Inc., a San Jose, California-based manufacturer and marketer of laser printers. From 1990 to 1991, he was Worldwide Sales Manager for Adaptec, Inc., a San Jose-based laser printer controller developer. From 1988 to 1990, Mr. Bonar was Vice President of Sales and Marketing for Rastek Corporation, a laser printer controller developed located in Huntsville, Alabama. From 1984 to 1988, Mr. Bonar was employed as Executive Director of Engineering at QMS, Inc., an Alabama-based developer and manufacturer of high-performance color and monochrome printing solutions. Prior to these positions, Mr. Bonar was employed by IBM, U.K. Ltd. for approximately 17 years.

ITEM 7. Financial Statements

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

The reports of Freeman & Davis LLP on the financial statements of Famous Fixins, Inc., for the two years ended December 31, 2001 and 2000 and through the third quarter ended September 30, 2002, and through the date of dismissal of January 31, 2003, contained no adverse opinions or disclaimers or were qualified as to audit review scope, or accounting principles, except that a going concern uncertainty was included in such reports.

During the Registrant's two years ended December 31, 2001 and 2000 and through the third quarter ended September 30, 2002, and through the date of dismissal of January 31, 2002, there were no disagreements with Freeman & Davis LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing review scope or procedures, which disagreements, if not resolved to the satisfaction of the former accountant, would have caused it to make a reference to the subject matter of the disagreements in connection with its report.

During the Registrant’s two fiscal years ended December 31, 2001 and 2000 and through the third quarter ended September 30, 2002, and through the date of dismissal of January 31, 2003, the Registrant did not consult with Pohl, McNabola, Berg & Co., LLP regarding any of the matters or events set forth in Item 304 (a)(2) of Regulations S-B.

ITEM 8A.   Controls and Procedures.

    (a)        Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our Company (including our consolidated subsidiaries) required to be included in our reports filed or submitted under the Exchange Act.

  (b)        Changes in Internal Controls over Financial Reporting. During the most recent fiscal quarter, there have not been any significant changes in our internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part III

Item 9. Directors, Executive Officers, Promoters And Control Persons: Compliance With Section 16(A) Of The Exchange Act

Name	Age	Position with Company	Since

Michael Rudolph *	53	Director and past Chief Executive Officer	June 13, 2002

Steven Chamberlin	41	Director and Managing Partner of Warning Model Management, LLC.	January 29, 2003

Stanley Tepper	59	Chief Financial Officer, and Principal Accounting Officer	January 29, 2003

Brian Bonar	56	Director and New Chief executive Officer	February 4, 2004

Michael Rudolph: Michael Rudolph was appointed Director and Chief Executive Officer of Famous Fixins, Inc. on June 13, 2002. In 1995 Mr. Rudolph founded The Edgehill Group, Inc., a financial advisory and consulting practice, which specializes in business strategy development and merger/acquisition evaluation. In addition, in 2001 Mr. Rudolph founded and is the Managing Member of Viking Asset Management, LLC, an investment advisor registered under the California Corporate Securities Laws. Mr. Rudolph was within Charles Schwab’s Institutional Trading Division from 1989 through 1995 where he was responsible for all non-trading activities. Prior to this, Mr. Rudolph held senior management positions at Bank of America, Wells Fargo Bank, and Crocker National Bank. Mr. Rudolph has qualified for registration with the National Association of Securities Dealers as an Investment Advisor. He received his BS degree in Biochemistry from Purdue University and has an MBA from Washington University, St. Louis.
* Mr. Rudolph resigned on February 4, 2004.

Steven Chamberlin: Stephen Chamberlin was appointed Director of Famous Fixins on January 29, 2003. Mr. Chamberlin founded and has been the Managing Partner of Warning Model Management, LLC, (“WMM”) since 1998. Mr. Chamberlin co founded and ran NY Models from 1996 through 1998 and prior to that he was involved in the development and administration of LA Models. Mr. Chamberlin was involved as a founder or senior manager in various modeling agencies since 1979. In 1984, Mr. Chamberlin earned a Bachelor of Law from the University of New South Wales in Sidney Australia.

Stanley Tepper: Mr. Tepper was appointed the Chief Financial Officer in January 2003. At present, Mr. Tepper is also the Chief Financial Officer of Family Room Entertainment Corporation since March 2000. Mr. Tepper has held senior management positions with such entities since February, 1998 through March 2000 Mr. Tepper was Controller of Operations for Time/Warner/Village Roadshow Pictures joint venture , Prior to that Mr. Tepper has over 30 years of experience as senior management in accounting and finance , principally in the entertainment industry such entities as Time/Warner/Orion Pictures joint venture, Satori Film, ALMI Distribution/RKO Warner Theaters, and the Cannon Group, Inc. Mr. Tepper began his career with Price Waterhouse, New York. He earned a BS degree from Southeastern University of Washington, DC with a major in accounting and minor in computer methodology.

Brian Bonar: Mr. Bonar was appointed Director and Chief Executive Officer on February 4, 2004. Brian Bonar is currently serving as a director of Imaging Technologies Corporation (“IMTO”) since August 1995 and became IMTO's Chairman of the Board in December 1999. From August 1992 through April 1994, Mr. Bonar served as the IMTO’s Director of Technology Sales and from April 1994 through September 1994 as the IMTO’s Vice President, Sales and Marketing. In September 1994, Mr. Bonar became the IMTO’s Executive Vice President and, in July 1997, was appointed as the IMTO’s President and Chief Operating Officer. In April 1998 Mr. Bonar assumed the post of CEO. From 1991 to 1992, Mr. Bonar was Vice President of Worldwide Sales and Marketing for Bezier Systems, Inc., a San Jose, California-based manufacturer and marketer of laser printers. From 1990 to 1991, he was Worldwide Sales Manager for Adaptec, Inc., a San Jose-based laser printer controller developer. From 1988 to 1990, Mr. Bonar was Vice President of Sales and Marketing for Rastek Corporation, a laser printer controller developed located in Huntsville, Alabama. From 1984 to 1988, Mr. Bonar was employed as Executive Director of Engineering at QMS, Inc., an Alabama-based developer and manufacturer of high-performance color and monochrome printing solutions. Prior to these positions, Mr. Bonar was employed by IBM, U.K. Ltd. for approximately 17 years.

Each director holds office for a one-year term or until his successor has been elected and qualified at the annual meeting of the Company's shareholders. The members of the Board of Directors serve without remuneration for service on the board. Corporate officers are appointed by the Board of Directors and serve at the discretion of the Board.

The Company has no standing audit, nominating or compensation committee. During the period from January 1, 2003 (end of last fiscal year of Warning Model Management, Inc.) to December 31, 2003, there was no Board meeting that was held.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers, and persons who own more than 10% of a registered class of the Company’s equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than 10% shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

To the Company’s knowledge, based solely on its review of the copies of such reports furnished to the company and written representations that no other reports were required during the fiscal year ended December 31, 2003, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

January 1, 2003 to December 31, 2003 all filing requirements applicable to Reporting Persons were complied with.

ITEM 10. Executive Compensation

The following table discloses the compensation paid to Famous Fixins, Inc.'s executive officers during the period November 13, 2002 to December 31, 2003:

SUMMARY COMPENSATION TABLE

LONG TERM COMPENSATION
ANNUAL COMPENSATION	AWARDS PAYOUTS

NAME AND PRINCIPAL POSITION	YEAR	SALARY	BONUS	OTHER ANNUAL COMPENSATION(1)	Restricted Stock Award(s)	SECURITIES UNDERLYING OPTIONS(#)	LTIP PAYOUTS	ALL OTHER COMPENSATION

Michael Rudolph	2003	$0	$0	$0	0	0	0	0
	2002	$0	0	$15,000	0	0	0	0

Steven Chamberlin	2003	$58,000	0	0	0	0	0	0
	2002	$50,000	0	0	0	0	0	0
	2001	$25,750	0	0	0	0	0	0

Stanley Tepper	2003	$0	0	0	0	0	0	0
	2002	$0	0	0	0	0	0	0

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

ITEM 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information known to the Company with respect to the beneficial ownership of the Company’s common stock as of March 31,, 2004 by (i) each person who is known by the Company to own beneficially more than 5% of the Company's common stock, (ii) each of the Company's directors and executive officers, and (iii) all officers and directors of the Company as a group. Except as otherwise listed below, the address of each person is c/o Warning Model Management, INC. 9440 Santa Monica Blvd. $400 Beverly Hills, CA 90210.

Name and Address of Beneficial Owner Class	Number of Shares	Percent Owned (1)

Steve Chamberlin Director and Managing Member of WAMM	1,725,462	0%

(1) Except as pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned. The total number of issued and outstanding shares of 388,101,535 and the total number of shares owned by each person is calculated as of April 5, 2004.

ITEM 12. Certain Relationships and Related Transactions

Mr. Chamberlin has been advanced money for costs and expenses relating to model expenses and travel of $28,040. The advances are due on demand and non-interesting bearing.

ITEM 13. Exhibits and Reports on Form 8-K.

(a)	Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)( Section 302 of the Sarbanes-Oxley Act of 2002)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) ( Section 302 of the Sarbanes-Oxley Act of 2002)

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C.ss.1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C.ss.1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

(b)   Reports on Form 8-K:

Form 8-K:    filed under date of January 7, 2003 with respect to Items 2 and 7.
Form 8-K:    filed under date of February 11, 2003 with respect to Items 4 and 7.
Form 8-K/A:    amendment to Form 8-K filed March 3, 2003 with respect to Items 4 and 7.
Form 8-K:    filed under date of May 23, 2003 with respect to Items 5 and 7.
Form 8-K;    filed under date of February 19, 2004 with respect to Items 5, 6, and 7.

ITEM 14.   Principal Accountant Fees and Services

The Company paid or accrued the following fees in each of the prior two fiscal years to its current independent certified public accountants, Pohl, McNabola, Berg & Co., LLP:

For the Year Ended December 31,
	2003	2002
Audit Fees	$ 27,500	$ 31.414
Audit-Related Fees	$ 33,227	-
Tax Fees	$ 5,350	$ 500
All Other Fees	$ 6,228	-
Total Fees	$ 72,305	$ 31,914

"Audit Fees" consisted of fees billed for services rendered for the audit of the Company’s annual financial statements and Audit-related fees are for review of the financial statements included in the Company’s quarterly reports on Form 10-QSB.

The Company paid fees of $28,400 for performing the three quarterly reviews of interim financial statements in 2002 to its former independent certified public accountants, Freeman Davis & Co., LLP:

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Warning Model Management, Inc.

Signature		Title	Date

By:	/s/ Steve Chamberlin	Director, Managing Member	April 13, 2004
	Steve Chamberlin	Warning Model Management, LLC

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the dates indicated:

Signature		Title	Date

By:	/s/ Steve Chamberlin Steve Chamberlin	Director, Managing Member Warning Model Management, LLC	April 13, 2004

By:	/s/ Stanley Tepper Stanley Tepper	Chief Financial Officer	April 13, 2004

Warning Model Management, Inc.
(f/k/a Famous Fixins, Inc.)

Consolidated Financial Statements

December 31, 2003 and 2002

Warning Model Management, Inc.
(f/k/a Famous Fixins, Inc.)

Consolidated Financial Statements

December 31, 2003 and 2002

C O N T E N T S

                                                                Page

Independent Auditors' Report.............................................................................................................................................  F-1

Consolidated Balance Sheets................................................................................................................................................F-2-3

Consolidated Statements of Operations..............................................................................................................................F-4

Consolidated Statements of Shareholders' Equity.............................................................................................................F-5

Consolidated Statements of Cash Flows............................................................................................................................F-6 - 8

Notes to the Consolidated Financial Statements..............................................................................................................F-9 - 34

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders Warning Model Management, Inc.

We have audited the accompanying consolidated balance sheets of Warning Model Management, Inc., (“the Company”) as of December 31, 2003 and 2002, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for the years ended December 31, 2003 and 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Warning Model Management, Inc., as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency, which raises doubts about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Pohl, McNabola, Berg & Company, LLP

Pohl, McNabola, Berg & Company, LLP
San Francisco, California
April 1, 2004

F-1

Warning Model Management, Inc.
(F/K/A Famous Fixins, Inc.)
Consolidated Balance Sheets
As Of December 31, 2003 and 2002

	December 31, 2003	December 31, 2002

ASSETS
Current Assets
Cash and cash equivalents	$-	$503,422
Accounts receivable, net of reserve for doubtful
accounts of $61,332 and $63,422, respectively	292,746	332,823
Advances to models, net of reserve of
$166,180 and $41,180, respectively	356,937	419,233
Advances to officer	28,040	28,040
Advances to employees	3,650	-
Prepaid expenses	11,628	2,734

Total Current Assets	693,001	1,286,252

Property and Equipment
Furniture and fixtures	8,168	8,168
Computers and equipment	73,793	90,805

	81,961	98,973

Accumulated depreciation	(42,703)	(40,443)

Total Property and Equipment	39,258	58,530

Total Assets	$732,259	$1,344,782

(continued)

The accompanying notes are an integral part of these financial statements. F- 2 -

Warning Model Management, Inc.
(f/k/a Famous Fixins, Inc.)
Consolidated Balance Sheets
As Of December 31, 2003 and 2002

	December 31, 2003	December 31, 2002

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable and accrued expenses	$315,267	$445,266
Model fees payable	318,343	319,946
Model reserves	39,696	26,955
Line of credit	50,979	51,036
Notes payable	588,672	166,783
Advances from shareholders	113,788	52,000
Accrued interest	220,454	17,517
Taxes payable	7,060	5,160
Current portion - capital leases	9,797	17,219
Secured line of credit	149,384	367,400
Convertible debentures	1,178,675	1,175,739

Total Current Liabilities	2,992,115	2,645,021

Long Term Liabilities
Convertible debentures	434,329	403,087
Convertible notes payable to shareholders	2,560,225	2,390,105
Capital leases	17,653	27,450

Total Long Term Liabilities	3,012,207	2,820,642

Equity
Common stock - 800,000,000 authorized, par value $0.001,
92,252,810 and 44,673,834 issued and
outstanding for 2003 and 2002, respectively	92,253	44,674
Additional paid-in capital	499,480	97,235
Accumulated deficit	(5,863,796)	(4,262,790)

Total Equity	(5,272,063)	(4,120,881)

Total Liabilities and Equity	$732,259	$1,344,782

The accompanying notes are an integral part of these financial statements. F- 3 -

Warning Model Management, Inc.
(F/K/A Famous Fixins, Inc.)
Consolidated Statements Of Operations
For The Years Ending December 31, 2003 and 2002

	2003	2002

Revenues
Revenues	$1,746,075	$2,208,535
Costs of revenues	(1,086,393)	(1,288,314)

	659,682	920,221

Operating Expenses
Salaries and wages	608,839	535,978
Rent	161,005	129,360
General and administrative	873,153	504,167
Business development	73,184	91,204
Non-recurring expenses	-	86,375
Depreciation and amortization	19,439	17,633

Total Operating Expenses	1,735,620	1,364,717

Other Income (Expense)
Interest income	843	445
Other income	39,233	31,920
Interest expense	(562,665)	(122,426)
Other expense	(499)	-

Total Other Income (Expense)	(523,088)	(90,061)

Net Loss Before Income Taxes	(1,599,026)	(534,557)

Provision for Income Taxes	(1,980)	(1,380)

Net Loss	$(1,601,006)	$(535,937)

Net loss per share – basic	$(0.02)	$(0.02)
Net loss per share - diluted	$(0.02)	$(0.02)

Number of share used in calculation - basic	75,860,170	24,569,666
Number of share used in calculation - diluted	75,860,170	24,569,666

The accompanying notes are an integral part of these financial statements.

F-4

Warning Model Management, Inc.
(F/K/A Famous Fixins, Inc.)
Consolidated Statements Of Shareholder's Equity
For The Years Ending December 31, 2003 and 2002

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2001	24,313,655	$24,314	$420,670	$(506,687)	$(61,703)

Additional capital contribution	-	-	7,000	-	7,000

Reverse merger:
Share issuance	20,360,179	20,360	(20,360)	-	-

Net effect of assumption of FIXN assets and liabilities	-	-	-	(3,627,476)	(3,627,476)

Reclassification of paid-in capital due to merger	-	-	(407,310)	407,310	-

Note payable conversion option	-	-	88,235	-	88,235

Warrants issuance	-	-	9,000	-	9,000

Net loss	-	-	-	(535,937)	(535,937)

Balance, December 31, 2002	44,673,834	$44,674	$97,235	$(4,262,790)	$(4,120,881)

Common stock issued for services	25,250,000	25,250	282,250	-	307,500

Conversion of notes payable	16,328,976	16,329	44,171	-	60,500

Warrant issuance	-	-	33,824	-	33,824

Conversion of warrants	6,000,000	6,000	42,000	-	48,000

Net loss	-	-	-	(1,601,006)	(1,601,006)

Balance, December 31, 2003	92,252,810	$92,253	$499,480	$(5,863,796)	$(5,272,063)

The accompanying notes are an integral part of these financial statements. F- 5 -

Warning Model Management, Inc.
(F/K/A Famous Fixins, Inc.)
Consolidated Statements Of Cash Flow
For The Years Ending December 31, 2003 and 2002

	2003	2002

Operating Activities:
Net Loss	$(1,601,006)	$(535,937)
Adjustments to reconcile loss to net cash
provided by (used in) operating activities:
Depreciation and amortization	19,439	17,633
Bad debt expense	122,910	81,787
Bond and warrant discount amortization	244,060	2,141
Stock-based compensation	307,500	-
Loss on disposal of asset	3,579	-
Other	(902)	1,074

Changes in operating assets and liabilities:
Accounts receivable - trade	42,167	(248,945)
Advances to models	(62,704)	(370,070)
Prepaid expenses	(8,894)	(2,734)
Advances to officer	-	(28,040)
Advances to employees	(3,650)	-
Accounts payable and accrued expenses	(139,948)	409,858
Model fees payable	(1,603)	252,552
Model reserves	12,741	21,640
Taxes payable	1,900	1,960
Accrued interest on convertible debt and secured line	202,937	102,511

Net cash used in operating activities	(861,474)	(294,570)

Investing activities:
Purchases of property and equipment	(3,762)	(15,743)

Net cash used in investing activities	(3,762)	(15,743)

(continued)

The accompanying notes are an integral part of these financial statements. F- 6 -

Warning Model Management, Inc.
(F/K/A Famous Fixins, Inc.)
Consolidated Statements Of Cash Flow
For The Years Ending December 31, 2003 and 2002

	2003	2002

Financing activities:
Capital contributions - cash	-	7,000
Proceeds from convertible notes payables	50,000	500,000
Borrowings from secured line of credit	789,947	1,914,900
Payments on secured line of credit	(1,007,963)	(1,774,917)
Exercise of warrants	48,000	-
Payments on capital lease obligation	(7,015)	(7,866)
Borrowings under bank line of credit	10,134	11,111
Payments under bank line of credit	(10,077)	(8,991)
Proceeds from notes payable	545,000	118,000
Payments on notes payable	(118,000)	-
Advances from shareholders	108,788	52,000
Payments on advances from shareholders	(47,000)	(3,323)

Net cash provided by (used in) financing activities	361,814	807,914

Increase (Decrease) in cash and cash equivalents	(503,422)	497,601

Cash and cash equivalents, beginning of period	503,422	5,821

Cash and cash equivalents, end of period	$-	$503,422

(continued)

The accompanying notes are an integral part of these financial statements. F- 7 -

Warning Model Management, Inc.
(F/K/A Famous Fixins, Inc.)
Consolidated Statements Of Cash Flow
For The Years Ending December 31, 2003 and 2002

	2003	2002

Supplemental disclosures of cash flow information:
Cash paid during the period for
Interest	$29,895	$9,401

Taxes	$7,542	$-

Supplemental schedule of non-cash financing activities
Value of convertible benefit feature on convertible debt	$8,824	$88,235

Conversion of debt to common stock	$60,500	$-

Fair value of warrants issued with notes payable	$25,000	$9,000

Common stock issued for services	$307,500	$-

Net liabilities assumed in merger with Famous Fixins	$-	$3,627,476

Disposal of equipment	$20,775	$-

The accompanying notes are an integral part of these financial statements. F- 8 -

Warning Model Management, Inc.
(f/k/a Famous Fixins, Inc.)
Notes to Consolidated Financial Statements

1.   Summary of Significant Accounting Policies

A.   General Description of Business

Warning Model Management, Inc., (“the Company” or “WNMI”), formerly known as Famous Fixins, Inc. ("FIXN"), was incorporated on February 9, 1984, in the State of Utah. Through May 15, 2002, the date of its operating asset sale, FIXN was a promoter and marketer of celebrity endorsed consumer products for sale in supermarkets, other retailers and over the Internet. FIXN developed, marketed and sold licensed consumer products based on the diverse professional, cultural and ethnic backgrounds of various celebrities. FIXN entered into licensing agreements with high profile celebrities and created consumer products, which included various product lines consisting of salad dressings, candy products, cosmetic products, adhesive bandages and other novelty products endorsed by the licensors. FIXN sold directly to consumers and utilized a network of consumer products brokers to distribute its products throughout the United States and Canada. Third party manufacturers produced FIXN's various consumer products. Effective May 15, 2002, FIXN became a shell company that had discontinued its operations and had no operating revenues subsequent to that date.

On December 27, 2002, FIXN merged with Warning Model Management, LLC, a California limited liability company.

In March 2003, the Company has filed a Proxy Statement with the Securities Exchange Commission (SEC) and changed its name to Warning Model Management, Inc., and increased the authorized shares from 200 million to 800 million.

Warning Model Management, LLC, was established in September 1998 to provide high-quality fashion models to the Southern California market. Los Angeles is one of the premier locations for the creation of fashion advertisements and television commercials, with WNMI being one of Los Angeles's premier model management companies.

The Company's current clients include major fashion companies, major department stores and major fashion magazines.

B.   Basis of Presentation and Organization

Effective December 27, 2002, the Warning Model Management, LLC acquired FIXN (trading symbol: FIXN) through a reverse merger.

The application of reverse takeover accounting, resulted in the consolidated financial statements being issued under the name of the legal parent (f/k/a Famous Fixins, Inc.), but are a continuation of the financial statements of the legal subsidiary, (Warning Model Management, LLC), and not of the legal parent. The control of the assets and business of Famous Fixins, Inc., is deemed acquired in consideration for the issue of additional capital by Warning Model Management, LLC.
-
F-9

Warning Model Management, Inc. (f/k/a Famous Fixins, Inc.) Notes to Consolidated Financial Statements
1.   Summary of Significant Accounting Policies (continued)

B.   Basis of Presentation and Organization (continued)

These consolidated financial statements represent the financial activity of Warning Model Management, LLC and its subsidiaries. The financial statements for the years ended December 31, 2003 and 2002 have been prepared in accordance with generally accepted accounting principles in the US. The financial statements and notes are representations of the management and the Board of Directors who are responsible for their integrity and objectivity.

Consolidation Policy

The accompanying consolidated financial statements include the accounts of the Company and its majority-owned subsidiary corporations, after elimination of all material inter-company accounts, transactions and profits. These financial statements consolidate the accounts of the Warning Model Management, LLC and FIXN subsequent to the merger date. FIXN's operating activity, which is limited to the resolution of its existing convertible debentures, is included as discontinued operations.

C.   Cash and Cash Equivalents

For purposes of cash flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. Those with original maturities greater than three months and current maturities less than twelve months from the balance sheet date are considered short-term investments, and those with maturities greater than twelve months from the balance sheet date are considered long-term investments.

The Company invests excess cash in high quality short-term liquid money market instruments with maturities of three months or less when purchased. Investments are made only in instruments issued by or enhanced by high quality financial institutions. The Company has not incurred losses related to these investments.

Concentration of cash

The Company at times maintains cash balances in excess of the federally insured limit of $100,000 per institution. There were no uninsured balances as of December 31, 2003, and there were uninsured balances totaling $403,000 as of December 31, 2002.

Warning Model Management, Inc. (f/k/a Famous Fixins, Inc.) Notes to Consolidated Financial Statements

1.   Summary of Significant Accounting Policies (continued)

D.   Property and Equipment

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
- -
F-11

Warning Model Management, Inc. (f/k/a Famous Fixins, Inc.) Notes to Consolidated Financial Statements
1.   Summary of Significant Accounting Policies (continued)

E.   Income Taxes (continued)

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

G.   Advertising Costs

All advertising costs are expensed as incurred. Advertising expense totaled $550 for the year ended December 31, 2003 and none for the year ended December 31, 2002.

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

Warning Model Management, Inc. (f/k/a Famous Fixins, Inc.) Notes to Consolidated Financial Statements
1.   Summary of Significant Accounting Policies (continued)

I.   Segments of an Enterprise and Related Information

The Company follows SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information.” SFAS No. 131 requires that a public business enterprise (optional for a private enterprise) report financial and descriptive information about its reportable operating segments on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments. Currently, the Company operates in only one segment.

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

L.   Recent Accounting Pronouncements

In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement also extends the reporting requirements to report separately, as discontinued operations, components of an entity that either have been disposed of or are classified as held-for-sale. The Company adopted the provisions of SFAS No. 144 effective July 1, 2002. The adoption of this statement did not have any impact on the Company's financial condition or results from operations.

Warning Model Management, Inc. (f/k/a Famous Fixins, Inc.) Notes to Consolidated Financial Statements
1.   Summary of Significant Accounting Policies (continued)

L.   Recent Accounting Pronouncements (continued)

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145 ("SFAS 145"), "Rescission of FASB Statements Nos. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. SFAS 145 was adopted by the Company in the first quarter of fiscal 2002. The adoption of SFAS 145 did not have a material impact on the Company's results of operations or financial position.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities.” SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The scope of SFAS No. 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 will be effective for exit or disposal activities that are initiated after December 31, 2002 and early application is encouraged. The provisions of EITF No. 94-3 shall continue to apply for an exit activity initiated under an exit plan that met the criteria of EITF No. 94-3 prior to the adoption of SFAS No. 146. The Company has adopted FSAS 146 for exit or disposal activities that are initiated after December 31, 2002. The effect on adoption of SFAS No. 146 will change on a prospective basis the timing of when restructuring charges are recorded from a commitment date approach to when the liability is incurred.

In December 2002, the FASB issued SFAS No.148, "Accounting for Stock-Based Compensation – Transition and Disclosure." This statement amends SFAS No.123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. Pursuant to SFAS No.123, the Company will continue to show pro forma disclosure related to the expense attributable to the fair market value of stock options granted to employees.

In November 2002, the FASB issued Interpretation No. 45 (FIN 45), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. FIN 45 also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of FIN 45 are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on our Financial Statements.

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. FIN 46 addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003 the provisions of FIN 46 must be applied for the first interim period beginning after June 15, 2003. The application of FIN 46 is not expected to have a material effect on the Company's consolidated financial statements. The Company does not have any variable interest entities; therefore, this Interpretation is not expected to have an impact on its consolidated financial statements.

1.   Summary of Significant Accounting Policies (continued)

L.   Recent Accounting Pronouncements (continued)

In April 2003, the FASB issued SFAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, which amends SFAS 133 for certain decisions made by the FASB Derivatives Implementation Group.  In particular, SFAS 149: (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying instrument to conform it to language used in FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” and (4) amends certain other existing pronouncements.  This Statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. In addition, most provisions of SFAS 149 are to be applied prospectively.  The Company does not expect the adoption of SFAS 149 will have a material impact on its financial position, cash flows or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS 150”).  SFAS 150 changes the accounting for certain financial instruments that under previous guidance issuers could account for as equity.  It requires that those instruments be classified as liabilities in balance sheets.  The guidance in SFAS 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective on July 1, 2003.  The Company does not expect the adoption of SFAS 150 will have a material impact on its financial position, cash flows or results of operations.

M.   Advances to Models

The Company pays bills on behalf of models for the preparation of their professional modeling portfolios and for travel costs. These amounts have no specific repayment terms, but management generally expects repayment within one year.

Advances to models have been reviewed by management, and the Company has recorded an allowance for doubtful collections of $166,180 and $41,180 in 2003 and 2002, respectively.

N.   Trade Accounts Receivable

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

Warning Model Management, Inc. (f/k/a Famous Fixins, Inc.) Notes to Consolidated Financial Statements
1.   Summary of Significant Accounting Policies (continued)

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

P.   Accounting for Derivative Instruments and Hedging Activities

The Company has adopted Financial Accounting Standards Board Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities," which requires that all derivative instruments be recorded on the balance sheet at fair value. The Company is currently not engaged in hedging activities nor does it have any derivative instruments, thus there is no impact on the current period’s financial statements

Q.   Comprehensive Income (Loss)

Comprehensive income consists of net income and other gains and losses affecting shareholders' equity that, under generally accepted accounting principles are excluded from net income in accordance with Statement on Financial Accounting Standards No. 130, "Reporting Comprehensive Income.” The Company, however, does not have any components of comprehensive income (loss) as defined by SFAS No. 130 and therefore, for the years ended December 31, 2003 and 2002, comprehensive income (loss) is equivalent to the Company's reported net income (loss).

R.   Long-Lived assets

The Company accounts for the impairment and disposition of long-lived assets in accordance with SFAS No. 121, "Accounting for the impairment of long-lived Assets and Long-Lived Assets to Be Disposed Of". In accordance with SFAS No. 121, long-lived assets to be held are reviewed for events or changes in circumstances, which indicate that their carrying value may not be recoverable. During the years ended December 31, 2003 and 2002, no impairment has been recorded.

S.   Reclassifications

Certain reclassifications have been made to the 2002 financial statements to conform to the 2003 presentation. The reclassifications did not have any impact on previously reported results from operations or shareholders’ deficit.

Warning Model Management, Inc. (f/k/a Famous Fixins, Inc.) Notes to Consolidated Financial Statements
1.   Summary of Significant Accounting Policies (continued)

T.   Stock-Based Compensation – Warrants

The Company accounts for stock-based compensation using the fair-value based method prescribed in Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation". Compensation cost for all stock warrants issued by the Company is (a) measured at the grant date based on the fair value of the warrants and (b) recognized over the service period. See Note 11.

2.   Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has experienced net losses of $1,601,006 and $535,937 for the years ended December 31, 2003 and 2002, respectively. The Company also had a net working deficit of $2,299,114 and $1,358,769 for the years ended December 31, 2003 and 2002 respectively. Additionally, the Company must raise additional capital to meet its working capital needs. These factors raise substantial doubt about the Company’s ability to continue as a going concern. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon the Company’s ability to generate sufficient sales volume to cover its operating expenses and to raise sufficient capital to meet its payment obligations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

Management has previously relied on equity financing sources and debt offerings to fund operations. The Company's reliance on equity and debt financing will continue, and the Company will continue to seek to enter into strategic acquisitions. Management has obtained additional capital through debt offerings subsequent to December 31, 2003.

3.   Income Taxes

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

Warning Model Management, Inc. (f/k/a Famous Fixins, Inc.) Notes to Consolidated Financial Statements
3.   Income Taxes (continued)

Significant components of the provision for taxes based on income for the year ended December 31, 2003 and 2002 are as follows:
	2003	2002

Current
Federal	$-	$-
State	(1,980)	(1,380)

	(1,980)	(1,380)

Deferred
Federal	-	-
State	-	-

Total	$(1,980)	$(1,380)

Significant components of the Company's deferred tax assets and liabilities for income taxes consist of the following:
	Federal	State	Local

Deferred tax asset
Net operating loss carryforwards	$829,403	$213,456	$17,324
Bad debts	43,019	11,062	1,569

Total deferred tax asset	$872,422	$224,518	$18,893

Less valuation allowance	$(872,422)	$(224,518)	$(18,893)

Net deferred tax asset	$-	$-	$-

At December 31, 2003, The Company has available approximately $2,220,000 in net operating loss carryforwards available to offset future federal and New York state income taxes, respectively, which expire through 2022. Realization is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. This and other components of deferred tax asset accounts are described above. As at December 31, 2003, the Company has provided a valuation allowance to reduce its net deferred tax asset to zero. The amount of the deferred tax asset considered realizable, however, can be revised in the near term based upon future operating conditions during the carryforward period.

The provision for income taxes consists of state franchise taxes. The expected combined federal and state income tax benefit of approximately 45% is reduced predominately by the valuation allowance applied to such benefits. The use of loss carryforwards from FIXN of approximately $1,000,000 is limited because of the change of greater than 50% in the ownership of its stock resulting from the merger.

Warning Model Management, Inc. (f/k/a Famous Fixins, Inc.) Notes to Consolidated Financial Statements
3.   Income Taxes (continued)

A reconciliation of the provision for income tax expense with the expected income tax computed by applying the federal statutory income tax rate to income before provision for (benefit from) income taxes for the year ended December 31, 2002, is as follows:

	2003	2002

Income tax provision (benefit) computed at federal statutory rate	(35.00%)	(35.00%)

State and local	(9.84%)	(9.84%)

Other	1.00%	(8.74%)

Valuation allowance	43.96%	53.60%

Effective tax rate	0.12%	0.02%

The Company incurred minimum franchise taxes in New York and California.

4.   Financing Agreement

Until September 30, 2003, the Company had a secured asset-borrowing program with a financial institution to collateralize, with recourse, certain eligible trade receivables up to a maximum percentage of 80% of the net amounts of each receivable. As receivables collateralized to the financial institution are collected, the Company may transfer additional receivables up to the discretion of the lending institution. Gross receivables transferred to the financial institution amounted to $856,671 and $2,129,025 in 2003 and 2002, respectively. The Company retains the right to recall collateralized receivables under the program, and the receivables are subject to recourse. Therefore, the transaction did not qualify as a sale under the terms of Financial Accounting Standards Board Statement No. 125 (Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities). Included in the Balance Sheets as receivables at December 31, 2003 and 2002, are account balances totaling $0 and $352,458 of uncollected receivables collateralized to the financial institution.

Effective October 15, 2003, the Company has obtained a new secured lending facility from a new financial institution. The Company’s borrowings are secured by the underlying trade receivables. The borrowings are collateralized, with recourse, by certain eligible trade receivables up to a maximum percentage of 70% of the net amounts of each receivable. As receivables collateralized to the financial institution are collected, the Company may transfer additional receivables up to the discretion of the lending institution. Gross receivables transferred to the financial institution amounted to $408,202 in 2003. The Company retains the right to recall any of the collateralized receivables under the program, and the receivables are subject to recourse. Therefore, the transaction does not qualify as a sale under the terms of Financial Accounting Standards Board Statement No. 125 (Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities). Included in the Balance Sheets as receivable at December 31, 2003, are account balances totaling $213,406 of uncollected receivables collateralized to the financial institution under this agreement.

Warning Model Management, Inc. (f/k/a Famous Fixins, Inc.) Notes to Consolidated Financial Statements
5.   Line of Credit

The Company has an unsecured line of credit agreement with a bank, which provides that it may borrow up to $50,000 at the interest rate of 12% per annum. At December 31, 2003 and 2002, $50,000 and $50,000 were borrowed against the line of credit. The line of credit is renewable annually by mutual agreement of the parties.

6.   Equity

In January 2003, the Company issued 11,000,000 shares of its registered common stock, having a market value of $165,000, to three individuals in lieu of cash compensation for services rendered.

In January 2003, the holder of a 4% convertible debenture converted $25,500 of principal into 5,000,000 shares of the Company’s common stock.

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

In May 2003, the Company issued 5,000,000 shares of its registered common stock, having a market value of $50,000, to various consultants in lieu of cash compensation for services rendered.

In June 2003, the Company issued 5,000,000 shares of its registered common stock, having a market value of $50,000, to various consultants in lieu of cash compensation for services rendered.

In July 2003, the holder of a 4% convertible debenture converted $25,000 of principal into 5,446,623 shares of the Company’s common stock.

In November 2003, the holder of a 4% convertible debenture converted $10,000 of principal into 5,882,353 shares of the Company’s common stock.

7.   Related Party Transactions

Mr. Steve Chamberlin

Mr. Steve Chamberlin, President and Member of the Board of Directors of the Company, has advanced monies to the Company. The Company repaid to Mr. Chamberlin $3,323 in 2002 for these advances.

During 2002, the Company advanced to Mr. Chamberlin $28,040. These advances are due on demand and are non-interest-bearing.

Warning Model Management, Inc. (f/k/a Famous Fixins, Inc.) Notes to Consolidated Financial Statements
7.   Related Party Transactions (continued)

Transactions with shareholders

Two shareholders made to the Company non-interest bearing advances that totaled $52,000 during 2002. The Company repaid these advances in January 2003.

In 2003, shareholders have advanced to the Company $93,788, and these advances bear interest at 10% per annum. The Company has repaid $5,000 of these advances.

In 2003, an employee advanced to the Company $15,000, which has been repaid during the year.

8.   Commitments and Contingencies

A.   Legal

The Company is periodically involved in legal actions and claims that arise as a result of events that occur in the normal course of operations. The Company is not currently aware of any legal proceedings or claims that the Company believes will have, individually or in the aggregate, a material adverse effect on the Company's financial position or results of operations.

B.   Operating Leases

On May 17, 2001, the Company's principal executive offices relocated to a 3,479 square foot facility at 9440 Santa Monica Boulevard, Suite 400, Beverly Hills, CA 90210. The Company leases the facility under a 60-month agreement that terminates on April 30, 2005, with the option to renew for an additional six months. The aggregate rental rate for the entire facility for the year ending December 31, 2003 and 2002 were $125,516 and $71,667, respectively. All operations were performed at this facility.

The Company also leases office equipment under several open-ended operating leases. The aggregate monthly rental (exclusive of sales tax) is $585 per month.

In March 2000, the Company leased an automobile under a 36-month non-cancelable operating lease agreement. The Company was obligated to pay $376 per month.

In September 2002, the Company leased an automobile under a 36-month non-cancelable operating lease agreement. The Company is obligated to pay $1,392 per month.

In November 2002, the Company leased an automobile under an operating lease agreement. The lease was terminated in July 2003. The Company was obligated to pay $422 per month.

Warning Model Management, Inc. (f/k/a Famous Fixins, Inc.) Notes to Consolidated Financial Statements
8.   Commitments and Contingencies (continued)

The aggregate future rental rates through December 31, 2008, are as follows:
Year Ending December 31,

2004	$140,058
2005	57,317
2006	7,023
2007	7,023
2008	7,023

$218,444

C.   Capital Leases

The Company maintains a capital lease for some of its office equipment. The following is a schedule by year of the approximate future minimum lease payments required under this lease:
2004	$12,101
2005	12,101
2006	7,059

Future Minimum lease payments	$31,261

Less amount representing interest	(3,811)

Present value of minimum lease payments	27,450

Less current portion	(9,797)

Long-term capital lease obligation	$17,653

The leased property under capital leases as of December 31, 2003 has a cost of $39,761, accumulated amortization of $15,739 and a net book value of $24,022. Amortization of the leased property is included in depreciation expense and amounts to $9,940 and $5,799 for the years ended December 31, 2003 and 2002, respectively.

Warning Model Management, Inc. (f/k/a Famous Fixins, Inc.) Notes to Consolidated Financial Statements
8.   Commitments and Contingencies (continued)

D.   Contingent Liability

On May 15, 2002, FIXN completed a transaction pursuant to a Settlement of Debts and Asset Purchase Agreement, dated March 29, 2002, with Starbrand, LLC, pursuant to which FIXN divested all of its operations and sold substantially all of its assets and certain specified liabilities to Starbrand, LLC, in exchange for cancellation of $450,000 of outstanding 4%, $1,500,000 convertible debentures. FIXN is contingently liable for the payment of the liabilities transferred aggregating approximately $200,000. No claim has been made regarding these liabilities as of December 31, 2003 and 2002, and management believes that no reserve is necessary.

9.   Merger of Famous Fixins and Warning Model Management, LLC

On December 27, 2002, the Company completed the merger with Famous Fixins, Inc., ("FIXN"), a public shell company traded on the NASDAQ Over-the-Counter Bulletin Board, by acquiring 54% of the outstanding capital stock of FIXN.

The merger of WNMI LLC, an operating company, with FIXN, a non-operating public shell company with nominal assets, is treated as a capital transaction in substance rather than a business combination. Therefore, no goodwill or intangible assets are recorded.

The following table presents the allocation the assets acquired and liabilities assumed as:
Accounts receivable	$64,500

Total assets	$64,500

Convertible debt and long-term debt due within one year	$(1,232,691)
Other current liabilities	(81,380)
Convertible notes payable-shareholders	(2,900,000)
Unamortized bond discount	522,095

Total liabilities assumed	(3,691,976)

Total adjustment to equity	$(3,627,476)

Warning Model Management, Inc. (f/k/a Famous Fixins, Inc.) Notes to Consolidated Financial Statements
9.   Merger of Famous Fixins and Warning Model Management, LLC

The following (unaudited) pro forma consolidated results of operations have been prepared as if the merger with FIXN, Inc. had occurred at January 1, 2002:

December 31, 2002

Sales	$2,323,849
Operating expenses	(1,133,292)
Discontinued operations-loss	(248,922)

Net loss	(5,118,194)

Discontinued loss per share-basic	$(0.01)

Discontinued loss per share-diluted	$(0.01)

Net loss per share-basic	$(0.12)

Net loss per share-diluted	$(0.12)

The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the merger been consummated as of that time, nor is it intended to be a projection of future results.

Warning Model Management, Inc. (f/k/a Famous Fixins, Inc.) Notes to Consolidated Financial Statements
10.   Notes Payable

Notes payable at December 31, 2003 and 2002, consist of the following:
	2003	2002

10% note payable – private party. Interest payable or accruing monthly, due on demand	$48,783	$48,783

Note payable – private party, $6,000 fixed interest, due January 2003, unsecured	-	30,000

Non-interest-bearing note payable – private party, due December 2002, unsecured	-	88,000

Note payable – private party, due June 2004, unsecured	48,000	-

10% note payable – private party. Interest payable or accruing monthly, due December 2004, unsecured	100,000	-

10% note payable – private party. Interest payable or accruing monthly, due May 2004, unsecured	105,000	-

18% note payable – private party. Interest payable or accruing at 1.5% per month, due on demand	300,000	-

Total notes payable at December 31,	601,783	166,783

Less bond discount	(13,111)	-

	$588,672	$166,783

In September 2002, the Company borrowed $88,000 from a private party. The loan was paid in January 2003.

In October 2002, the Company borrowed $30,000 from a private party. The loan, including the premium, was paid in January 2003.

In March 2003, the Company obtained short-term debt financing of $48,000 from an unrelated party.

In May 2003, the Company obtained short-term debt financing of $105,000 from an unrelated party. The lender is a holder of its 10% convertible debentures.

In July 2003, the Company obtained $300,000 in debt financing in the form of short-term notes bearing 18% interest per annum. The Company issued warrants convertible into 5,000,000 shares of common stock at an exercise price of $0.01 per share. Management determined the fair value for the warrants issued to be $25,000, which is being amortized over the term of the note.

Warning Model Management, Inc. (f/k/a Famous Fixins, Inc.) Notes to Consolidated Financial Statements
10.   Notes Payable (continued)

In August 2003, the Company obtained short-term debt financing of $50,000 from an unrelated party. In December 2003, the Company obtained additional short-term debt financing of $50,000 from the same party. These short-term notes bear 10% interest per annum.

10% Demand Notes Payable

In January 2002, FIXN issued promissory notes of $27,500 with interest at a rate of 10% per year. Beginning June 15, 2002, these notes became payable on demand.

In May 2002, FIXN borrowed an aggregate of $21,283 from two lenders and issued notes payable at an interest rate of 10% per annum. Beginning June 15, 2002, these notes became payable on demand. The lenders include a party related to the holders of its 4% convertible debentures and another unrelated party.

11.   Convertible Debentures & Promissory Notes

Short term convertible notes consisted of the following at December 31:

	2003	2002

5% convertible note payable, due on demand	$33,975	$33,975

4% convertible note payable, due on demand	989,700	1,050,000

4% convertible note payable, due on demand	105,000	105,000

10% convertible note payable, due on January 3, 2004	50,000	-

Total current notes	1,178,675	1,188,975

Less discount	-	(13,236)

Total current convertible notes payable	$1,178,675	$1,175,739

-
F-26

Warning Model Management, Inc. (f/k/a Famous Fixins, Inc.) Notes to Consolidated Financial Statements
11.   Convertible Debentures & Promissory Notes (continued)

Long term convertible notes consisted of the following at December 31:

	2003	2002

10% convertible note payable, due on December 30, 2005	$500,000	$500,000

4% convertible note payable, due on December 27, 2005	2,900,000	2,900,000

Total long term notes	3,400,000	3,400,000

Less discount	(405,446)	(606,808)

Total long term convertible notes payable	$2,994,554	$2,793,192

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

In July 2002, FIXN issued an additional $100,000 of 4% convertible debentures. These debentures are due in July 2003 and are classified as current. The notes have a $5,000 premium due at maturity. The value of the convertible feature was $17,647, which is amortized over the term of the note.

Warning Model Management, Inc. (f/k/a Famous Fixins, Inc.) Notes to Consolidated Financial Statements
11.   Convertible Debentures & Promissory Notes (continued)

4% Convertible Debentures Payable (continued)

The debenture conversion price was 85% of the average of the five (5) lowest closing bid prices of the Common Stock during the twenty-two (22) Trading Days preceding the applicable Conversion Date. The beneficial conversion feature of these debentures issued was $17,674. The amount attributable to the beneficial conversion feature is amortized over the term of the loan and is included as a component of interest expense. Interest on the indebtedness is accrued through December 31, 2003.

The financial statements as of December 31, 2003, reflect the remaining principal amount of the 4% debentures, less the unamortized bond discount. Interest on the indebtedness is accrued through December 31, 2003.

5% Convertible Debentures Payable

The 5% Debenture holders are entitled to convert, at any time, any portion of the principal of the 5% Debentures to common stock at a conversion price for each share at the lower of (a) 80% of the market price at the conversion date or (b) $0.55. The 5% Debentures include an option by the Company to exchange the Debentures for Convertible Preferred Stock.

The following summarizes the outstanding balance of the 5% Debentures at December 31, 2003 and 2002:

	2003	2002

Outstanding principal amount of 5% debentures	$33,975	$33,975
Less unamortized discount for warrants issued	-	(9)

Carrying amount	$33,975	$33,966

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

Warning Model Management, Inc. (f/k/a Famous Fixins, Inc.) Notes to Consolidated Financial Statements
11.   Convertible Debentures & Promissory Notes (continued)

10% Convertible Debentures Payable (continued)

The debenture conversion price was 85% of the average of the five (5) lowest closing bid prices of the Common Stock during the twenty-two (22) Trading Days preceding the applicable Conversion Date. The beneficial conversion feature of these debentures issued was $88,235, and the amount was credited in the accounts as additional paid in capital. The amount attributable to the beneficial conversion feature is amortized over the term of the loan and is included as a component of interest expense. In conjunction with the issuance of the convertible debentures, the Company issued Common Stock Purchase Warrants (collectively the Note Warrants) to purchase 1,000,000 shares of the Company's common stock, par value $0.001 per share (the Common Stock), at an exercise price of $0.01 per share, and are immediately exercisable. Total funds received of $500,000 were allocated $9,000 to the Note Warrants and $491,000 to the Notes. The total value allocated to the Note Warrants is being amortized to interest expense over the term of the Notes. At December 31, 2003 and 2002, the unamortized discount on the Notes is approximately $65,333 and $96,913, respectively.

In January 2003, the Company received aggregate proceeds of $50,000 in connection with the issuance of a 10% $50,000 convertible debenture, due in 2004. The lender, an unrelated party, is a current holder of a note payable issued by the Company. The convertible benefit feature value was $8,824, and it is amortized over the term of the note.

The financial statements as of December 31, 2003, reflect the remaining principal amount of the 10% debentures, less the unamortized bond discount attributable to the beneficial conversion feature and the warrants. Interest on the indebtedness is accrued through December 31, 2003.

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

Warning Model Management, Inc. (f/k/a Famous Fixins, Inc.) Notes to Consolidated Financial Statements
11.   Convertible Debentures & Promissory Notes (continued)

Convertible Notes Payable Due to Members of Warning Model Management, LLC (continued)

The debenture conversion price is either the lesser of 0.05 per share or 85% of the average of the five (5) lowest closing bid prices of the Common Stock during the twenty-two (22) Trading Days preceding the applicable Conversion Date. The beneficial conversion feature of the $2,900,000 debentures issued was $511,765, and the amount was credited in the accounts of the Company as additional paid in capital. The amount attributable to the beneficial conversion feature is amortized over the term of the loan and is included as a component of interest expense. Interest on the indebtedness is accrued through December 31, 2003.

The financial statements as of December 31, 2003 and 2002, reflect the remaining principal amount of the 4% debentures to shareholders, less the unamortized bond discount.

12.   Equity Drawdown Facility

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

The per share amount to be received by FIXN for the sale of its common stock on each equity drawdown shall be reduced by a 17.5% discount on the market price of the shares (as defined in the agreement). Escrow agent fees and a 10% placement fee will also reduce the proceeds of sale. At the October 31, 2000 closing, FIXN issued a stock purchase warrant for up to 500,000 shares of common stock to the investor at an exercise price of $.0636 per share, such warrant to expire on October 31, 2003. The value of the 500,000 stock warrants ($35,730) is charged to interest expense in 2000. FIXN has also agreed to issue additional warrants for shares equal to 50% of the shares purchased by the investor on each drawdown. There are various other conditions to the agreement, including the investor's right to terminate the agreement under specified events. At the closing, FIXN paid $10,000 for the investor's legal and other expenses.

See Note 11 in connection with an election by the holders of the 4% Convertible Debentures to apply a portion of the proceeds of the equity drawdowns to redeem their debentures.

Warning Model Management, Inc. (f/k/a Famous Fixins, Inc.) Notes to Consolidated Financial Statements
12.   Equity Drawdown Facility (continued)

FIXN did not utilize this equity drawdown facility as of December 27, 2002. The Company did not utilize this facility as of December 31, 2002. Subsequent to the merger, the Company has elected to pursue a different financing vehicle.

In December 2002, the Company signed a letter of intent with a different unrelated third party, who has provided debt financing to the Company, to provide an equity drawdown facility of up to $2,000,000. As of December 31, 2003, the Company had decided not to utilize this new equity drawdown facility.

13.   Outstanding Warrants to Purchase Common Stock

FIXN had issued warrants to purchase shares of its common stock to certain officers, employees and non-employees. The objectives of the issuance of the warrants include attracting and retaining the best talent, providing for additional performance incentives and promoting the success of FIXN by providing the opportunity to employees and non-employees to acquire common stock. FIXN had also issued warrants to certain investors in connection with the issuance of debentures and the sale of common stock. Outstanding warrants have been granted at exercise prices ranging from $.001 to $2.25 and expire as much as five years from the date of grant. On December 27, 2002, date of merger, FIXN had warrants outstanding to purchase 8,867,480 common shares.

The status of the Company’s warrants is summarized below as of December 31, 2002 and 2003:

	Number of Warrants	Weighted Range of Exercise Prices	Average Exercise Price

Outstanding at December 31, 2002	9,867,480	$0.001 – 1.00	$0.35
Granted in 2003	5,000,000	0.01	0.01
Expired in 2003	(1,946,828)	0.06 – 1.00	0.29

Outstanding at December 31, 2003	12,920,652	$0.001 – 1.00	$0.21

Weighted average remaining contractual terms	1.73 years

Number of warrants exercisable at December 31, 2003	12,920,652

Weighted average exercise price of warrants	0.13

Warning Model Management, Inc. (f/k/a Famous Fixins, Inc.) Notes to Consolidated Financial Statements
13.   Outstanding Warrants to Purchase Common Stock (continued)

	Number of Warrants	Weighted Range of Exercise Prices	Average Exercise Price

Outstanding at December 27, 2002	8,867,480	$0.001 - 1.00	$0.48
Granted in 2002	1,000,000	0.01	0.01
Cancelled in 2002	-	0.00	0.00

Outstanding at December 31, 2002	9,867,480	$0.001 - 1.00	$0.35

Weighted average remaining contractual terms	1.85 years

Number of warrants exercisable at December 31, 2002	9,867,480

Weighted average exercise price of warrants	0.43

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

The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: 2003 – dividend yield of 0%; expected volatility of 200%; risk-free interest rate of 5.5%, and expected life of 3 years. The fair value of the options granted in 2003 was $0.005 per share. 2002 – dividend yield of 0%; expected volatility of 200%; risk-free interest rate of 5.84%, and expected life of 3 years. The fair value of the options granted in 2002 was $0.009 per share.

Warning Model Management, Inc. (f/k/a Famous Fixins, Inc.) Notes to Consolidated Financial Statements
14.   Subsequent Events

Stock Compensation Plan

In January 2004, Company adopted a Consulting and Legal Services Plan. This Plan provides the granting of common stock or warrants convertible into common stock to key consultants and legal service providers as a means of compensating them for their services. The Plan reserves 60,000,000 shares of common stock. Stocks under the Plan are to be granted at no less than par value of the shares. Company filed a Registration statement on Form S-8 on January 30, 2004 relating to 60,000,000 shares of the Company’s common stock, $0.001 par value, issuable pursuant to the Company’s Advisory and Consultancy Agreements.

In March 2004, Company amended the above Consulting and Legal Services Plan. The 2004 Amended Consulting and Legal Services Plan provides for the granting of stocks or warrants convertible into common stock to key consultants and legal service providers as a means of compensating them for their services. For the purposes of the Amended Plan, the Board of Directors is authorized to increase the number of shares by 50,000,000 for an aggregate up to 110,000,000 shares and/or options of the Company’s Common Stock. Stocks under the Plan are to be granted at no less than par value of the shares. Company filed a Registration statement on Form S-8 on March 26, 2004 relating to 50,000,000 shares of the Company’s common stock, $0.001 par value, issuable pursuant to the Company’s 2004 Amended Advisory and Consultants Agreements.

The Company granted warrants that were immediately converted into 106,700,000 shares of its common stock to various consultants. The warrants were convertible into the Company’s common stock at an exercise price of $0.01 per share. As of April 5, 2004, warrant holders have converted all of the shares underlying these warrants.

Conversion of Notes Payable into Common Stock

On March 01, 2004, a holder of the Company’s 10% Convertible Notes has elected to convert an aggregate of $10,000 interest amount of the note into 3,921,569 shares.

On March 22, 2004, a holder of the Company’s 10% Convertible Notes has elected to convert an aggregate of $10,000 interest amount of the note into 4,065,041 shares.

On March 22, 2004, a holder of the Company’s 4% Convertible Notes has elected to convert an aggregate of $10,000 principal amount of the note and $1,673 interest into 4,577,536 shares.

On March 23, 2004, a holder of the Company’s 4% Convertible Notes has elected to convert an aggregate of $25,000 principal amount of the note and $4,185 interest into 11,445,164 shares.

On March 24, 2004, a holder of the Company’s 4% Convertible Notes has elected to convert an aggregate of $125,000 principal amount of the note and $20,993 interest into 57,252,308 shares.

On March 24, 2004, a holder of the Company’s 10% Convertible Notes has elected to convert an aggregate of $25,000 interest amount of the note into 10,162,602 shares.

On March 25, 2004, a holder of the Company’s 10% Convertible Notes has elected to convert an aggregate of $20,007 principal amount of the note and $2,333 interest into 8,758,169 shares.

Warning Model Management, Inc. (f/k/a Famous Fixins, Inc.) Notes to Consolidated Financial Statements
14.   Subsequent Events (continued)

Conversion of Notes Payable into Common Stock (continued)

On March 25, 2004, a holder of the Company’s 4% Convertible Notes has elected to convert an aggregate of $35,000 principal amount of the note and $5,883 interest into 16,032,500 shares.

On March 26, 2004, a holder of the Company’s 10% Convertible Notes has elected to convert an aggregate of $2,778 principal and $17,222 interest amount of the note into 8,130,081 shares.

On March 30, 2004, a holder of the Company’s 4% Convertible Notes has elected to convert an aggregate of $50,000 principal amount of the note and $8,418 interest into 22,908,871 shares.

On April 1, 2004, a holder of the Company’s 10% Convertible Notes has elected to convert an aggregate of $19,309 principal and $691 interest amount of the note into 7,843,137 shares.

On April 5, 2004, a holder of the Company’s 4% Convertible Notes has elected to convert an aggregate of $75,000 principal amount of the note and $11,832 interest into 34,051,747 shares.

Promissory Notes/Borrowings

In January, February ,and March, 2004 the Company has borrowed $15,000 from an employee and $249,000 from various private investors and shareholders. These borrowings bear an interest rate of 10% and mature in 2004.

