Form 10QSB
period 2004-03-31
WARNING MODEL MANAGEMENT INC
filed 2004-05-24
CIK 1052706

FORM 10-QSB
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X] Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004

OR

[ ] Transition Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the transition period from _______________ to _______________

Commission file number 0-27219

WARNING MODEL MANAGEMENT, INC.
(Exact name of registrant as specified in its charter)

New York                                                                         13-3865655__
(State or other jurisdiction of                                                            (I.R.S. employer
incorporation or organization)                                            identification number)

9440 Santa Monica Boulevard, Suite 400, Beverly Hills, CA 90210
(Address of principal executive offices) (Zip Code)

Registrant's Telephone number, including area code: (310) 860-9969

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
Class of Common Stock           Outstanding at May 12, 2004
$.001 par value                509,271,365 shares

Transitional Small Business Disclosure Format   Yes    No X

Form 10-QSB
Securities and Exchange Commission
Washington, D.C. 20549
WARNING MODEL MANAGEMENT, INC.

Index

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

   Balance Sheets at March 31, 2004 and December 31, 2003

   Statements of Operations for the three months ended
March 31, 2004 and March 31, 2003

   Statements of Cash Flows for the three months ended
March 31, 2004 and March 31, 2003

   Notes to the Financial Statements for the three months ended
March 31, 2004

Item 2. Management’s Discussion and Analysis of Financial
       Condition and Results of Operations.

Item 3. Controls and Procedures

PART II - OTHER INFORMATION

Item 2.   Changes in Securities

Item 4.    Submission of Matters of a Vote to Security Holders

Item 5.    Other Information

Item 6.   Exhibits and Reports on Form 8-K

SIGNATURES

Warning Model Management, Inc.
Consolidated Financial Statements

March 31, 2004

Warning Model Management, Inc.
Consolidated Financial Statements

March 31, 2004

C O N T E N T S

   Page

Consolidated Balance Sheets..................................................................................................1 – 2

Consolidated Statements of Operations......................................................................................3

Consolidated Statements of Cash Flows..............................................................................4 – 5

Notes to the Financial Statements.......................................................................................6 – 18

Warning Model Management, Inc. Consolidated Balance Sheets March 31, 2004 and December 31, 2003

	March 31, 2004	December 31, 2003

ASSETS	(unaudited)	(audited)
Current Assets
Cash and cash equivalents	$523,495	$-
Accounts receivable, net of reserve for doubtful accounts
of $61,332 and $61,332, respectively	148,936	292,746
Advances to models, net of reserve of
$166,180 and $166,180, respectively	257,148	356,937
Advances to officer	28,040	28,040
Advances to employees	4,900	3,650
Prepaid expenses	10,000	11,628

Total Current Assets	972,519	693,001

Property and Equipment
Furniture and fixtures	8,806	8,168
Computers and equipment	73,793	73,793

	82,599	81,961

Accumulated depreciation	(46,268)	(42,703)

Total Property and Equipment	36,331	39,258

Total Assets	$1,008,850	$732,259

(continued)

See accompanying notes to these financial statements. - 1 -

Warning Model Management, Inc. Consolidated Balance Sheets (Continued) March 31, 2004 and December 31, 2003

	March 31, 2004	December 31, 2003

LIABILITIES AND EQUITY	(unaudited)	(audited)
Current Liabilities
Accounts payable and accrued expenses	$332,227	$315,267
Model fees payable	225,889	318,343
Model reserves	35,091	39,696
Line of credit	120,977	50,979
Notes payable	715,228	588,672
Advances from shareholders	82,163	113,788
Accrued interest - convertible debentures	179,602	220,454
Taxes payable	6,260	7,060
Current portion - capital leases	10,044	9,797
Secured line of credit	89,792	149,384
Convertible debentures	960,889	1,178,675

Total Current Liabilities	2,758,162	2,992,115

Long Term Liabilities
Convertible debentures	442,750	434,329
Convertible notes payable to shareholders	2,602,755	2,560,225
Capital leases	15,047	17,653

Total Long Term Liabilities	3,060,552	3,012,207

Equity
Common stock - 800,000,000 authorized, par value
$0.001, 323,297,780 and 92,252,810 issued and
outstanding for 2004 and 2003, respectively	323,297	92,253
Additional paid-in capital	1,881,011	499,480
Accumulated deficit	(7,014,172)	(5,863,796)

Total Equity	(4,809,864)	(5,272,063)

Total Liabilities and Equity	$1,008,850	$732,259

See accompanying notes to these financial statements. - 2 -

Warning Model Management, Inc. Consolidated Statements Of Operations For The Three Months Ended March 31, 2004 and 2003

	March 31,	March 31,
	2004	2003

	(unaudited)	(unaudited)
Revenues
Revenues	$353,952	$465,274
Costs of revenues	(284,164)	(237,264)

	69,788	228,010

Operating Expenses
Salaries and wages	171,747	154,925
Rent	40,879	37,157
General and administrative	831,662	415,367
Business development	5,547	33,346
Depreciation and amortization	3,565	6,038

Total Operating Expenses	1,053,400	646,833

Other Income (Expense)
Interest income	50	528
Other income	3,940	6,932
Interest expense	(169,753)	(115,160)
Other expense	(200)	-

Total Other Income (Expense)	(165,963)	(107,700)

Net Loss Before Income Taxes	(1,149,575)	(526,523)

Provision for Income Taxes	(800)	(980)

Net Loss	$(1,150,375)	$(527,503)

Net loss per share - basic	$(0.01)	$(0.01)

Net loss per share - diluted	$(0.01)	$(0.01)

Number of share used in calculation - basic	123,878,889	53,363,178

Number of share used in calculation - diluted	123,878,889	53,363,178

See accompanying notes to these financial statements. - 3 -

Warning Model Management, Inc. Consolidated Statements Of Cash Flows For The Three Months Ended March 31, 2004 and 2003

	March 31,	March 31,
	2004	2003

Operating Activities:	(unaudited)	(unaudited)
Net Loss	$(1,150,375)	$(527,503)
Adjustments to reconcile loss to net cash
provided by (used in) operating activities:
Depreciation and amortization	3,565	6,038
Common stock issued for services	30,000	165,000
Bad debt expense	-	154,150
Expense on warrants granted	691,875	-
Bond and warrant discount amortization	57,507	56,844

Changes in operating assets and liabilities:
Accounts receivable - trade	143,810	110,034
Advances to models	99,789	(12,206)
Prepaid expenses	1,628	(46)
Advances to officer	-	(10,506)
Advances to employees	(1,250)	-
Accounts payable and accrued expenses	16,960	(225,956)
Model fees payable	(92,454)	101,043
Model reserves	(4,605)	7,789
Taxes payable	(800)	400
Bond premium on note payable	-	1,333
Accrued interest on convertible debt	56,437	26,736

Net cash used in operating activities	(147,913)	(146,850)

Investing activities:
Purchases of property and equipment	(638)	(2,304)

Net cash used in investing activities	(638)	(2,304)

(continued)

See accompanying notes to these financial statements. - 4 -

Warning Model Management, Inc. Consolidated Statements Of Cash Flows (Continued) For The Three Months Ended March 31, 2004 and 2003

	March 31,	March 31,
	2004	2003

Financing activities:	(unaudited)	(unaudited)
Capital contributions - cash	-	-
Proceeds from convertible notes payable	-	50,000
Borrowings from secured line of credit	176,591	594,916
Payments on secured line of credit	(236,183)	(820,804)
Proceeds from warrants	575,625	-
Payments on capital lease obligation	(2,359)	(3,313)
Borrowings under bank line of credit	71,549	1,461
Payments under bank line of credit	(1,552)	(3,510)
Proceeds from notes payable	216,000	40,000
Payments on notes payable	(96,000)	(118,000)
Advances from shareholders	29,000	20,000
Payments on advances from shareholders	(60,625)	(52,000)

Net cash provided by (used in) financing activities	672,046	(291,250)

Increase (Decrease) in cash and cash equivalents	523,495	(440,404)

Cash and cash equivalents, beginning of period	-	503,422

Cash and cash equivalents, end of period	$523,495	$63,018

Supplemental disclosures of cash flow information:
Cash paid during the period for
Interest	$15,547	$11,555

Taxes	$2,400	$-

Supplemental schedule of non-cash financing activities
Value of convertible benefit feature on convertible debt	$-	$8,824

Conversion of debt and interest to common stock	$315,067	$-

Common stock issued for services	$30,000	$-

Expense recognized on warrants/options granted	$691,875	$-

See accompanying notes to these financial statements. - 5 -

Warning Model Management, Inc. Notes To Financial Statements March 31, 2004

1.   Summary of Significant Accounting Policies

A.   General Description of Business

Famous Fixins, Inc. (“FIXN”) was incorporated on February 9, 1984, in the State of Utah. Through May 15, 2002, the date of its operating asset sale, FIXN was a promoter and marketer of celebrity endorsed consumer products for sale in supermarkets, other retailers and over the Internet. FIXN developed, marketed and sold licensed consumer products based on the diverse professional, cultural and ethnic backgrounds of various celebrities. FIXN entered into licensing agreements with high profile celebrities and created consumer products, which included various product lines consisting of salad dressings, candy products, cosmetic products, adhesive bandages and other novelty products endorsed by the licensors. FIXN sold directly to consumers and utilized a network of consumer product brokers to distribute its products throughout the United States and Canada. Third party manufacturers produced FIXN's various consumer products. Effective May 15, 2002, FIXN became a shell company that had discontinued its operations and had no operating revenues subsequent to that date.

On December 27, 2002, FIXN merged with Warning Model Management, LLC (“WAMM”), a California limited liability company.

In March 2003, the Company filed a Proxy Statement with the Securities Exchange Commission (SEC) to change its name to Warning Model Management, Inc., (“WNMI” or “the Company”) and to increase the authorized shares from 200 million to 800 million. In May 2003, the name change was approved.

Warning Model Management, LLC, was established in September 1998 to provide high-quality fashion models to the Southern California market. Los Angeles is one of the premier locations for the creation of fashion advertisements and television commercials, with WAMM being one of Los Angeles’s premier model management companies.

The Company’s current clients include major fashion companies, major department stores and major fashion magazines.

B.   Basis of Presentation and Organization

On May 15, 2003, the registrant (the "company") has changed the Company name from Famous Fixins, Inc. to Warning Model Management, Inc. and concurrently changed the Company's OTCBB trading symbol from "FIXN" to "WNMI".

Effective December 27, 2002, the Company acquired Famous Fixins, Inc., (trading symbol: FIXN) through a reverse merger.

Warning Model Management, Inc. Notes to Financial Statements March 31, 2004
1.   Summary of Significant Accounting Policies (continued)

B.   Basis of Presentation and Organization (continued)

These unaudited consolidated financial statements represent the financial activity of Warning Model Management, Inc. and its subsidiaries. The consolidated financial statements for the three months ended March 31, 2004 and 2003, have been prepared in accordance with generally accepted accounting principles for interim financial information in the US and in accordance with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to consolidated financial statements and footnotes thereto for the fiscal quarter ended March 31, 2004, included herein. The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All inter-company transactions were eliminated. The Company’s fiscal year ends on December 31 each year. The financial statements and notes are representations of the management and the Board of Directors who are responsible for their integrity and objectivity.

The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003.

Consolidation Policy

The accompanying consolidated financial statements include the accounts of the Company and its majority-owned subsidiary corporations, after elimination of all material inter-company accounts, transactions and profits. These financial statements consolidate the accounts of the WNMI and its subsidiaries.

Going-Concern Issues Arising from Recurring Losses and Cash Flow Problems

As shown in the accompanying Financial Statements, the Company has incurred recurring losses from operations, and as of March 31, 2004 and 2003, the Company’s current liabilities exceeded its current assets by $1,785,643, and its total liabilities exceeded its total assets by $4,809,864. Management has been able obtain additional financing through the issuance of debt. In addition, the Company has instituted more efficient management techniques and continues to attract and add new models and clients (expanding to include representing fashion photographers). Management believes these factors will contribute toward achieving profitability. The accompanying Financial Statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Warning Model Management, Inc. Notes to Financial Statements March 31, 2004

1.   Summary of Significant Accounting Policies (continued)

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

Concentration of cash

The Company at times maintains cash balances in excess of the federally insured limit of $100,000 per institution. There were balances that exceeded $100,000, and the uninsured balances at March 31, 2004, were $245,000. There were no uninsured balances as of December 31, 2003.

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

The Company is subject to California and New York State franchise taxes.

Warning Model Management, Inc. Notes to Financial Statements March 31, 2004
1.   Summary of Significant Accounting Policies (continued)

E.   Revenue Recognition

The Company’s revenues are derived from two sources.

The Company’s primary source of revenue is from model services provided to print media. Revenue for print media is recorded when the models have completed the fashion shoot. The revenue is recorded at gross billings, which includes all agency fees. Costs of revenues consist of payments due to the models for services rendered and expenses and costs incurred for models in performance of those services.

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

H.   Segments of an Enterprise and Related Information

The Company follows SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” SFAS No. 131 requires that a public business enterprise (optional for a private enterprise) report financial and descriptive information about its reportable operating segments on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments. Currently, the Company operates in only one segment.

Warning Model Management, Inc. Notes to Financial Statements March 31, 2004
1.   Summary of Significant Accounting Policies (continued)

I.   Business Risks and Credit Concentrations

The Company operates in the high-end fashion modeling industry segment, which is rapidly evolving and highly competitive. The Company relies on the clients engaging its models. There can be no assurance that the Company will be able to continue to provide models to support its operations.

Accounts receivable are typically unsecured. The Company performs ongoing credit evaluations of its customers’ financial condition. It generally requires no collateral and maintains reserves for potential credit losses on customer accounts, when necessary.

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

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS 150”).  SFAS 150 changes the accounting for certain financial instruments that under previous guidance issuers could account for as equity.  It requires that those instruments be classified as liabilities in balance sheets.  The guidance in SFAS 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective on July 1, 2003.  The adoption of SFAS 150 does not have a material impact on the Company’s financial position, cash flows or results of operations.

K   Advances to Models

The Company pays bills on behalf of models for the preparation of their professional modeling portfolios and for travel costs. These amounts have no specific repayment terms, but management expects repayment within one year.

Warning Model Management, Inc. Notes to Financial Statements March 31, 2004
1.   Summary of Significant Accounting Policies (continued)

L.   Receivables

Accounts receivable are typically unsecured. The Company performs ongoing credit evaluations of its customers’ financial condition. It generally requires no collateral and maintains reserves for potential credit losses on customer accounts when necessary.

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

N.   Comprehensive Income (Loss)

Comprehensive income consists of net income and other gains and losses affecting shareholders’ equity that, under generally accepted accounting principles are excluded from net income in accordance with Statement on Financial Accounting Standards No. 130, “Reporting Comprehensive Income.” The Company, however, does not have any components of comprehensive income (loss) as defined by SFAS No. 130 and therefore, for the three months ended March 31, 2004 and 2003, comprehensive income (loss) is equivalent to the Company’s reported net income (loss).

O.   Stock-Based Compensation

The Company accounts for its stock-based employee compensation plans using the intrinsic value method. As such, compensation expense is recorded on the date of grant if the current market price of the underlying stock exceeds the exercise price. The compensation expense is recorded over the vesting period of the grant.

As allowed under SFAS 123, “Accounting for Stock Based Compensation”, the Company applies APB Opinion No. 25 in accounting for its stock-based compensation plans and, accordingly, no compensation cost has been recognized for the plans in the financial statements because no options were granted to employees during the three months ended March 31, 2004 and 2003.

Warning Model Management, Inc. Notes to Financial Statements March 31, 2004
1.   Summary of Significant Accounting Policies (continued)

O.   Stock-Based Compensation (continued)

(in thousands, except per share data)	Three Months Ended March 31,

	2004	2003

Net income (loss):
As reported	$(1,150,375)	$(527,503)
Fair value based method
compensation expense	-	-

Pro forma	$(1,150,375)	$(527,503)
Basic and diluted net income (loss) per share:
As reported	$(0.01)	$(0.01)

Pro forma	$(0.01)	$(0.01)

During the three months ended March 31, 2004, the Company did grant warrants/options convertible into 100,750,000 to various consultants under the terms of its 2004 Consulting and Legal Services Plan. These warrants/options were granted at below the current market price, and the Company recognized additional expense of $691,875 related to these grants.

2.   Income Taxes

Income tax expense has been recorded based on an estimated effective tax rate for the year ended December 31, 2004. The estimated effective tax rate has taken into account any change in the valuation allowance for deferred tax assets where the realization of various deferred tax assets is subject to uncertainty. Management believes that sufficient uncertainty exists regarding the future realization of deferred tax assets and, accordingly, a full valuation allowance has been provided against the gross deferred tax assets.

At March 31, 2004, FIXN has available approximately $1,800,000 in net operating loss carryforwards available to offset future federal income taxes, respectively, which expire through 2021. Realization is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. As of March 31, 2004, the Company has provided a valuation allowance to reduce its net deferred tax asset to zero. The amount of the deferred tax asset considered realizable, however, can be revised in the near term based upon future operating conditions during the carryforward period.

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

Warning Model Management, Inc. Notes to Financial Statements March 31, 2004
3.   Financing Agreement

The Company had a secured asset-borrowing program with a financial institution to collateralize, with recourse, certain eligible trade receivables up to a maximum percentage of 70% of the net amounts of each receivable. As receivables collateralized to the financial institution are collected, the Company may transfer additional receivables up to the discretion of the lending institution. The Company retains the right to recall collateralized receivables under the program, and the receivables are subject to recourse. Therefore, the transaction does not qualify as a sale under the terms of Financial Accounting Standards Board Statement No. 125 (Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities). Included in the Balance Sheets as receivables at March 31, 2004, and December 31, 2003, are account balances totaling $152,133 and $213,406 of uncollected receivables collateralized to the financial institution.

4.   Line of Credit

The Company has an unsecured line of credit agreement with a bank, which provides that it may borrow up to $50,000 at the interest rate of 12% per annum. At March 31, 2004 and December 31, 2003, $50,000 and $50,000 were borrowed against the line of credit, respectively. The line of credit is renewable annually by mutual agreement of the parties.

In 2004, The Company has a secured line of credit agreement with a bank, which provides that it may borrow up to $100,000 at the interest rate of 1.5% per annum. At March 31, 2004, the Company has borrowed $70,000 against the line of credit. The line of credit is renewable annually by mutual agreement of the parties. The Company has a $99,681 certified deposit with the bank, which is collateralized against any borrowings.

5.   Equity

During the three months ended March 31, 2004, the Company issued 5,950,000 shares of its registered common stock, having a market value of $30,000, to three individuals in lieu of cash compensation for services rendered.

During the three months ended March 31, 2004, the holders of 4% and 10% convertible debentures converted $217,786 of principal and $97,289 of interest into 124,344,970 shares of the Company’s common stock.

During the three months ended March 31, 2004, the Company issued registered warrants/options convertible into 100,750,000 shares of its common stock to various consultants. The exercise price of the warrants/options ranged from $0.0025 to $0.01 per share. All warrants/options were exercised as of March 31, 2004, and the Company recognized compensation expense of $691,875 related to these grants. The compensation expense was determined based on the intrinsic value method. The warrants or options were granted in lieu of cash compensation for legal and management consulting services rendered. The Company received aggregate cash proceeds of $575,625 as result of the warrants/options exercised.

Warning Model Management, Inc. Notes to Financial Statements March 31, 2004
6.   Related Party Transactions

Mr. Steve Chamberlin

At March 31, 2004, the Company has advances to Mr. Chamberlin totaling $28,040. These advances are due on demand and are non-interest-bearing. These advances to Mr. Chamberlin were made by the Company when it was privately-held, and prior to its merger with Famous Fixins, Inc.

Transactions with shareholders

A shareholder has advanced an additional $29,000 to the Company during the three months ended March 31, 2004. The Company has repaid $60,625 of these advances as of March 31, 2004. The advances bear an interest rate of 10% per annum, and are due on demand.

As of March 31, 2004, shareholders advances total $82,163, which are due on demand and bear 10% interest per annum.

7.   Commitments and Contingencies

A.   Legal

The Company is periodically involved in legal actions and claims that arise as a result of events that occur in the normal course of operations. The Company is not currently aware of any legal proceedings or claims that the Company believes will have, individually or in the aggregate, a material adverse effect on the Company’s financial position or results of operations.

B.   Operating Leases

The Company’s principal executive offices relocated to a 3,479 square foot facility at 9440 Santa Monica Boulevard, Suite 400, Beverly Hills, CA 90210. The Company leases the facility under a 60-month agreement that terminates on April 30, 2005, with the option to renew for an additional six months. The aggregate rental cost for the three months ended March 31, 2004 and 2003 was $30,324. All operations were performed at this facility.

The Company also leases office equipment under an open-ended operating lease. The aggregate monthly rental (exclusive of sales tax) is $585 per month.

In September 2002, the Company leased an automobile under a 36-month non-cancelable operating lease agreement. The Company is obligated to pay $1,392 per month.

Warning Model Management, Inc. Notes to Financial Statements March 31, 2004
7.   Commitments and Contingencies (continued)

C.   Contingent Liability

On May 15, 2002, FIXN completed a transaction pursuant to a Settlement of Debts and Asset Purchase Agreement, dated March 29, 2002, with Starbrand, LLC, pursuant to which FIXN divested all of its operations and sold substantially all of its assets and certain specified liabilities to Starbrand, LLC, in exchange for cancellation of $450,000 of outstanding 4%, $1,500,000 convertible debentures. FIXN is contingently liable for the payment of the liabilities transferred aggregating approximately $200,000. No claim has been made regarding these liabilities as of March 31, 2004, and management believes that it is remote that any claim may arise, thus no reserve is deemed necessary.

8.   Notes Payable

Notes payable at March 31, 2004, and December 31, 2003, consist of the following:

In February 2004, the Company obtained $100,000 in debt financing in the form of short-term notes (maturing in 4 months) bearing fixed interest of $10,000, which is due at maturity.

In March 2004, the Company obtained $100,000 in debt financing in the form of short-term notes (maturing in 4 months) bearing fixed interest of $10,000, which is due at maturity. The promissory note terms have a clause that if the Company is in default, then the note will become convertible and bear interest at 8% per annum. This debenture is due in July 2003 and is classified as current.

If the debenture becomes convertible, then the debenture conversion price is based on 70% of the average of the five (5) lowest closing bid prices of the Common Stock during the thirty (30) Trading Days preceding the applicable Conversion Date.
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

In August 2003, the Company obtained short-term debt financing of $50,000 from an unrelated party. During the three months ended March 31, 2004, the Company has repaid $50,000.

In December 2003, the Company obtained short-term debt financing of $50,000 from an unrelated party. During the three months ended March 31, 2004, the Company has repaid $30,000.
-15-

Warning Model Management, Inc. Notes to Financial Statements March 31, 2004
9.   Convertible Debentures & Promissory Notes

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

The financial statements as of March 31, 2004, reflect the remaining principal amount of the 4% debentures, less the unamortized bond discount. During the three months ended March 31, 2004, the Company has converted $197,786. Interest on the indebtedness is accrued through March 31, 2004.
-16-

Warning Model Management, Inc. Notes to Financial Statements March 31, 2004
9.   Convertible Debentures & Promissory Notes (continued)

5% Convertible Debentures Payable

The 5% Debenture holders are entitled to convert, at any time, any portion of the principal of the 5% Debentures to common stock at a conversion price for each share at the lower of (a) 80% of the market price at the conversion date or (b) $0.55. The 5% Debentures include an option by FIXN to exchange the Debentures for Convertible Preferred Stock.

The following summarizes the outstanding balance of the 5% Debentures at March 31, 2004 and December 31, 2003:

	2004	2003

Outstanding principal amount of 5% debentures	$33,975	$33,975
Less unamortized discount for warrants issued	-	-

Carrying amount	$33,975	$33,975

10% Convertible Debentures Payable

On December 30, 2002, the Company issued $500,000 in new three-year convertible debentures with an interest rate of 10%, payable quarterly. These debentures are convertible in the Company’s common stock at 85% of the average of the three lowest closing prices during the 20 days prior to the conversion. The notes mature in December 2005, and are classified as long-term.

Based upon a debenture conversion price being 85% of the average of the five (5) lowest closing bid prices of the Common Stock during the twenty-two (22) Trading Days preceding the applicable Conversion Date. The beneficial conversion feature of these debentures issued was $88,235, and the amount was credited in the accounts as additional paid in capital. The amount attributable to the beneficial conversion feature is amortized over the term of the loan and is included as a component of interest expense. In conjunction with the issuance of the convertible debentures, the Company issued Common Stock Purchase Warrants (collectively the Note Warrants) to purchase 1,000,000 shares of the Company’s common stock, par value $00.01 per share (the Common Stock), at an exercise price of $0.01 per share, and are immediately exercisable. Total funds received of $500,000 were allocated $9,000 to the Note Warrants and $491,000 to the Notes. The total value allocated to the Note Warrants is being amortized to interest expense over the term of the Notes.

In January 2003, the Company received aggregate proceeds of $50,000 in connection with the issuance of a 10% $50,000 convertible debenture, due in 2006. The lender, an unrelated party, is a current holder of a note payable issued by the Company. The convertible benefit feature value was $8,824, and it is amortized over the term of the note.

The financial statements as of June 30, 2003, reflect the remaining principal amount of the 10% debentures, less the unamortized bond discount attributable to the beneficial conversion feature and the warrants. During the three months ended March 31, 2004, the Company has converted $20,000. Interest on the indebtedness is accrued through March 31, 2004.

Warning Model Management, Inc. Notes to Financial Statements March 31, 2004
9.   Convertible Debentures & Promissory Notes (continued)

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

The Holders of these Convertible Debentures are entitled, at their option, to convert at any time, the principal amount of this Debenture or any portion thereof, plus, at the Holder’s election, any accrued and unpaid interest, into shares of Common Stock of the Company (the common stock of the Company, the “Common Stock” and shares of Common Stock so converted, the “Conversion Shares”) at a conversion price for each share of Common Stock (“Conversion Price”) equal to the lesser of (i) $0.05 (the “Set Price”) (subject to adjustment for stock splits and the like), and (ii) 85% of the average of the five (5) lowest closing bid prices of the Common Stock during the twenty-two (22) Trading Days preceding the applicable Conversion Date.

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

The financial statements as of March 31, 2004, reflect the remaining principal amount of the 4% debentures to shareholders, less the unamortized bond discount. The net carrying value is $2,602,755. Interest on the indebtedness is accrued through March 31, 2004.

10.   Subsequent Events
Conversion of Debentures into Common Stock

As of May 14, 2004, the holders of the Company’s 4% and 10% convertible debentures have elected to convert an aggregate of $346,857 of principal amount of the debentures into 126,859,028 shares of the Company’s common stock.
-18-

Warning Model Management, Inc. Notes to Financial Statements March 31, 2004
10.   Subsequent Events (continued)

Issuance of Convertible Notes

On May, 2004, the Company executed an agreement with a group of investors whereby the Company issued $810,000 in convertible loan notes. The Company issued warrants convertible into 91,797,300 shares of common stock at an exercise price of $0.025 per share in conjunction with these notes. These convertible notes mature in 2005, and have no stated interest per annum, however, the note holders are entitled to a premium of $243,000 at maturity, and the premium can be either in cash or shares of the Company’s common stock. The note holders are entitled to convert, at any time, any portion of the principal of the convertible notes to common stock at a conversion price of $0.0075 for each share. The Company intends to use the proceeds for general corporate purposes, including working capital, and it used $110, 000 of the proceeds to repay existing notes.

Warning Model Management, Inc. March 31, 2004

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

In our opinion sufficient working capital will be available from internal operations and from outside sources during the next twelve months thereby enabling us to meet our obligations and commitments as they become payable for the following reasons: 1) We obtained a credit line with a financial, 2) $2,900,000 of our debt is with management, and 3) on April 23, 2004, WNMI raised $810,000 pursuant to a Subscription Agreement.

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

Results of Operations

Three Months Ended March 31, 2004 Compared to March 31, 2003

Revenue for the three month period ended March 31, 2004 was $353,952 as compared to $465,274 for the same period in 2003, or a decrease of $111,322 or 24% . The decrease is mainly attributable to a reduction in the company's business from Model fees and Commercial commissions.

Gross profit for the three-month period ended March 31, 2004 was $69,788 as compared to $288,010 for the same period in 2003, or a decrease of $218,222 or 76%. This decrease in gross profit was attributable mainly to the reduction in Model fee revenues and Commercial's commission.

Warning Model Management, Inc. Notes to Financial Statements March 31, 2004

Operating expenses for the three-month period ending March 31, 2004 were $1,053,400 as compared to $ 646,833 for the same period in 2003, or an increase of $406,567 or 63%. The increase in operating expenses were mainly attributable to: 1) an increase in salaries and wages of $ 16,822 due to an increase in head count; 2) an increase in rent of $3,722 due to move to a larger office space; and 3) an increase in general and administrative of $ 416,295, offset by decreases in 1) business development of $27,799 and 2) depreciation and amortization of $2,473.

The increase in general and administrative expenses of $416,295 is attributable to an increase in consulting fees of $571,874 offset by reductions in doubtful accounts receivable of $29,100 and in doubtful advances of $125,000. The consulting fees were for services rendered and for continuing services in many areas including accounting and accounting systems, introducing and signing up models, website development and maintenance, legal services and marketing development. These consultants were compensated through the issuance of options/warrants.

Interest expense was $ 169,753 for the three-month period ending March 31, 2004 as compared to $115,160 for the same period in 2003, for an increase of $ 54,593 or 47%. The increase in interest expense in 2003 was primarily an increase in the use of our secured line of credit.

Other income of $ 3,940 decreased $ 2,992 over the same period the prior year.

The net (loss) for the Company for the three-month period ended March 31, 2004 was $ (1,157,220) compared to $ (527,503) for the year ending March 31, 2003 for an increase of $ (629,717) or 119%.
Liquidity and Capital Resources

Net change in cash used in operating activities for the three-month period ending March 31, 2004 was $(147,913) versus ($146,850) for the period ended March 31, 2003 for a decrease of $1,063. This change in cash from operating activities was principally due to an increase in net loss of ($622,872) plus increases in 1) expense on warrants granted of $691,875, 2) accounts receivable trade of $33,776, 3) advances to Models of $111,995, 4) increase in accounts payable of $242,916, and 5) an increase in accrued interest on convertible debt of $29,701 offset by decreases in 1) common stck issued for services of $135,000, 2) bad debt expense of $154,150, 3) model fees payable of $193,497 and 5) models reserves of $12,694.

Net cash provided by (used in) investing activities was ($638) and ($2,304) for the three month period ending March 31, 2004 and 2003, respectively. This change is due to a decrease in property and equipment.

Net cash provided by financing activities was $672,046 and ($291,250) for the three month period ending March 31, 2004 and 2003, respectively, reflecting a change of ($963,296). This increase was principally due to proceeds from warrants of $575,625, proceeds from notes payable of $176,000, reduction in payments on the secured lin of credit of $584,621 and an increase in borrowings under the bank line of credit of $70,088 offset by a reduction in the borrowing from a secured line of credit of $418,325 and a reduction in miscellaneous items of $24,713.

WNMI’s revenues have been insufficient to cover operating expenses. Therefore, WNMI has been dependent on private placements of its common stock and issuance of convertible notes in order to sustain operations. In addition, there can be no assurances that the proceeds from private or other capital will continue to be available, or that revenues will increase to meet WNMI’s cash needs, or that a sufficient amount of WNMI’s common stock or other securities can or will be sold or that any common stock purchase options/warrants will be exercised to fund the operating needs of WNMI.

Warning Model Management, Inc. Notes to Financial Statements March 31, 2004

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

Mar 23, 2004 -- Warning Model Management Inc., announced the exclusive model representation of Paris Hilton. Warning will be representing Miss Hilton for all print work, advertising campaigns and endorsements, personal appearances and runway work.

Mar 29, 2004 -- Warning Model Management Inc., announced the exclusive representation of the world's best-known and most beautiful woman surfer MALIA JONES. Warning also signed a deal for development of Malia's own range of hair care and sun care products to be launched later this year.

Subsequent Events

On April 23, 2004, WNMI entered into a Subscription Agreement for 810,000, one year convertible debentures; 500,000 to Alpha Capital Aktiengesellschaft, $100,000 to Longview Fund, LP, $100,000 to Ellis International Ltd., and $110,000 to Steve “Sagi” Adirim. There is a 30% premium of $243,000 in the aggregate on these notes. Additionally, in conjunction with these convertible debentures, WNMI issued warrants to purchase WNMI common stock to Alpha Capital Aktiengesellschaft (50,000,000 shares), Longview Fund, LP, (10,000,000 shares), Ellis International, Ltd., (10,000,000 shares), Steve “Sagi” Adirim (11,000,000) and Bi-Coastal Consulting Corporation (10,797,300 shares). The transaction closed on April 23, 2004. The conversion price per share of the above debentures is equal to $.0075.
The exercise price of the warrants is $0.025 and they mature in 5 years.

Apr 12, 2004 -- Warning Model Management announced it will be working with DENNIS RODMAN in conjunction with his agent Darren Prince.

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

Warning Model Management, Inc. Notes to Financial Statements March 31, 2004

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

Warning Model Management, Inc. Notes to Financial Statements March 31, 2004

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

On April 16, 2004 we issued 30,698,116 shares of common stock to Balmore S.A. for the partial conversion ($70,000) of a convertible note that was held over two years. The conversion price was $.00267 per share in a transaction deemed to be exempt under Section 4(2) of the Securities Act of 1933 as a sale of securities not involving a public offering.

On April 16, 2004 we issued 1,601,000 shares of common stock to Jeffrey Wong for the partial conversion ($4,162.60) of a convertible note that was held over one year. The conversion price was $.0026 per share in a transaction deemed to be exempt under Section 4(2) of the Securities Act of 1933 as a sale of securities not involving a public offering.

On April 16, 2004 we issued 22,935,252 shares of common stock to Austost Anstalt Schaan for the partial conversion ($50,000) of a convertible note that was held over two years. The conversion price was $.00255 per share in a transaction deemed to be exempt under Section 4(2) of the Securities Act of 1933 as a sale of securities not involving a public offering.

On April 16, 2004 we issued 6,287,600 shares of common stock to AMRO International S.A. for the partial conversion ($13,000) of a convertible note that was held over two years. The conversion price was $.0025 per share in a transaction deemed to be exempt under Section 4(2) of the Securities Act of 1933 as a sale of securities not involving a public offering.

On April 23, 2004 we issued 25,805,935 shares of common stock to Austost Anstalt Schaan for the partial conversion ($85,000) of a convertible note that was held over two years. The conversion price was $.003859 per share in a transaction deemed to be exempt under Section 4(2) of the Securities Act of 1933 as a sale of securities not involving a public offering.

On April 23, 2004 we issued 28,841,927 shares of common stock to Balmore S.A. for the partial conversion ($95,000) of a convertible note that was held over two years. The conversion price was $.003859 per share in a transaction deemed to be exempt under Section 4(2) of the Securities Act of 1933 as a sale of securities not involving a public offering.

On April 23, 2004, WNMI entered into a Subscription Agreement for 810,000, one year convertible debentures; 500,000 to Alpha Capital Aktiengesellschaft, $100,000 to Longview Fund, LP, $100,000 to Ellis International Ltd., and $110,000 to Steve “Sagi” Adirim. There is a 30% premium of $243,000 in the aggregate on these notes. Additionally, in conjunction with these convertible debentures, WNMI issued warrants to purchase WNMI common stock to Alpha Capital Aktiengesellschaft (50,000,000 shares), Longview Fund, LP, (10,000,000 shares), Ellis International, Ltd., (10,000,000 shares), Steve “Sagi” Adirim (11,000,000) and Bi-Coastal Consulting Corporation (10,797,300 shares). The transaction closed on April 23, 2004. The conversion price per share of the above debentures is equal to $.0075.

On May 3, 2004, we issued 2,134,305 shares of common stock to AMRO International S.A. for the partial conversion ($20,975) of a convertible note that was held over two years. The conversion price was $.01192 per share in a transaction deemed to be exempt under Section 4(2) of the Securities Act of 1933 as a sale of securities not involving a public offering.

Warning Model Management, Inc. Notes to Financial Statements March 31, 2004

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

32.1Certification of the Chief Executive Officer pursuant to 18 U.S.C.ss.1350
    (Section 906 of the Sarbanes-Oxley Act of 2002)

32.2Certification of the Chief Financial Officer pursuant to 18 U.S.C.ss.1350
    (Section 906 of the Sarbanes-Oxley Act of 2002)

Warning Model Management, Inc. Notes to Financial Statements March 31, 2004

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

                February 18, 2004    Item 5. The Board of directors of Warning Model Management appointed Brian Bonar as a Director.

                                                            Item 6. Michael Rudolph resigned as Chief Executive Officer and Director of Warning Model Management, Inc. effective February 4, 2004 to dedicate his time to his other business and personal interests.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature               Title                       Date

By: /s/ Brian Bonar       Chief Executive Officer,                May 24, 2004
      Brian Bonar              Director, and Principal Accounting Officer

By:/s/ Steve Chamberlin        Director                                                                                    May 24, 2004
      Steve Chamberlin

By:/s/ Stanley Tepper    Chief Financial Officer                                                         May 24, 2004
      Stanley Tepper

