Form 10QSB
period 2004-06-30
WARNING MODEL MANAGEMENT INC
filed 2004-08-23
CIK 1052706

FORM 10-QSB
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X] Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004

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
Class of Common Stock           Outstanding at August 18, 2004
$.001 par value                519,372,448 shares

            Transitional Small Business Disclosure Format   Yes    No X

1

Form 10-QSB
Securities and Exchange Commission
Washington, D.C. 20549
WARNING MODEL MANAGEMENT, INC.

Index

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

   Balance Sheets at June 30, 2004 and December 31, 2003

   Statements of Operations for the three months ended
June 30, 2004 and June 30, 2003

Statements of Operations for the six months ended
June 30, 2004 and June 30, 2003

   Statements of Cash Flows for the six months ended
June 30, 2004 and June 30, 2003

   Notes to the Financial Statements for the six months ended
June 30, 2004

Item 2. Management’s Discussion and Analysis of Financial
       Condition and Results of Operations.

Item 3. Controls and Procedures

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Item 2.   Changes in Securities

Item 3. Defaults Upon Senior Securities

Item 4.    Submission of Matters of a Vote to Security Holders

Item 5.    Other Information

Item 6.   Exhibits and Reports on Form 8-K

SIGNATURES

2

Warning Model Management, Inc.
Consolidated Financial Statements

June 30, 2004

3

Warning Model Management, Inc.
Consolidated Financial Statements

June 30, 2004

C O N T E N T S

       Page

        Consolidated Balance Sheets                                F1 – F2

        Consolidated Statements of Operations                             F3

        Consolidated Statements of Cash Flows                F4 – F5

        Notes to the Financial Statements                            F6 – F26

4

Warning Model Management, Inc.
Consolidated Balance Sheets
June 30, 2004 and December 31, 2003

	June 30, 2004	December 31, 2003

ASSETS	(unaudited)	(audited)
Current Assets
Cash and cash equivalents	$374,395	$-
Restricted cash	99,681	-
Accounts receivable, net of reserve for doubtful
accounts of $61,332 and $61,332, respectively	199,277	292,746
Advances to models, net of reserve of
$166,180 and $166,180, respectively	278,285	356,937
Advances to officer	28,040	28,040
Advances to employees	8,400	3,650
Prepaid expenses	43,000	11,628

Total Current Assets	1,031,078	693,001

Property and Equipment
Furniture and fixtures	8,806	8,168
Computers and equipment	73,793	73,793

	82,599	81,961

Accumulated depreciation	(49,856)	(42,703)

Total Property and Equipment	32,743	39,258

Total Assets	$1,063,821	$732,259

(continued)

See accompanying notes to these financial statements. - F1 -

Warning Model Management, Inc.
Consolidated Balance Sheets (Continued)
June 30, 2004 and December 31, 2003

	June 30, 2004	December 31, 2003

LIABILITIES AND EQUITY	(unaudited)	(audited)
Current Liabilities
Accounts payable and accrued expenses	$287,365	$315,267
Model fees payable	318,860	318,343
Payable to photographers	33,380	-
Model reserves	34,227	39,696
Line of credit	150,975	50,979
Notes payable	621,783	588,672
Advances from shareholders	40,383	113,788
Accrued interest - convertible debentures	146,502	220,454
Taxes payable	6,260	7,060
Current portion - capital leases	10,297	9,797
Secured line of credit	64,669	149,384
Convertible debentures	656,696	1,178,675

Total Current Liabilities	2,371,397	2,992,115

Long Term Liabilities
Convertible debentures	451,171	434,329
Convertible notes payable to shareholders	2,563,122	2,560,225
Capital leases	12,376	17,653

Total Long Term Liabilities	3,026,669	3,012,207

Equity
Common stock - 800,000,000 authorized, par value
$0.001, 509,271,365 and 92,252,810 issued
and outstanding for 2004 and 2003, respectively	509,271	92,253
Additional paid-in capital	2,934,603	499,480
Accumulated deficit	(7,778,119)	(5,863,796)

Total Equity	(4,334,245)	(5,272,063)

Total Liabilities and Equity	$1,063,821	$732,259

See accompanying notes to these financial statements. -F 2 -

Warning Model Management, Inc.Consolidated Balance Sheets (continued)June 30, 2004 and December 31, 2003
Warning Model Management, Inc.
Consolidated Ststement Of Operations
For The Three And Six Months Ended June 30, 2004 and 2003

	Three months ended		Six months ended

	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003

	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues
Revenues	$504,893	$562,133	$858,845	$1,027,407
Costs of revenues	(363,498)	(256,893)	(647,662)	(494,157)

	141,395	305,240	211,183	533,250

Operating Expenses
Salaries and wages	359,215	153,878	530,962	308,803
Rent	37,451	27,714	78,330	64,871
General and administrative	206,078	219,351	1,037,740	634,718
Business development	36,901	31,537	42,448	64,883
Depreciation and amortization	3,588	5,823	7,153	11,861

Total Operating Expenses	643,233	438,303	1,696,633	1,085,136

Other Income (Expense)
Interest income	-	-	50	468
Other income	47,335	10,556	51,275	17,548
Interest expense	(309,445)	(123,980)	(479,198)	(239,140)
Other expense	-	(499)	(200)	(499)

Total Other Income (Expense)	(262,110)	(113,923)	(428,073)	(221,623)

Net Loss Before Income Taxes	(763,948)	(246,986)	(1,913,523)	(773,509)

Provision for Income Taxes	-	(7,942)	(800)	(8,922)

Net Loss	$(763,948)	$(254,928)	$(1,914,323)	$(782,431)

Net loss per share - basic	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Net loss per share - diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Number of share used in calculation - basic	480,573,074	71,682,167	303,560,784	64,400,223

Number of share used in calculation - diluted	480,573,074	71,682,167	303,560,784	64,400,223

See accompanying notes to these financial statements. - F3 -

Warning Model Management, Inc.
Consolidated Ststement Of Cash Flows
For The Six Months Ended June 30, 2004 and 2003

	June 30, 2004	June 30, 2003

	(unaudited)	(unaudited)
Operating Activities:
Net Loss	$(1,914,323)	$(782,431)
Adjustments to reconcile loss to net cash
provided by (used in) operating activities:
Depreciation and amortization	7,153	11,861
Common stock issued for services	30,000	316,324
Bad debt expense	-	125,000
Expense on warrants granted	691,875	-
Bond and warrant discount amortization	260,647	98,660
Gain on forgiveness of debt	(41,780)	-
Other	(137)	(2,090)

Changes in operating assets and liabilities:
Accounts receivable - trade	93,469	83,389
Advances to models	78,652	113,163
Prepaid expenses	(31,372)	(46)
Advances to employees	(4,750)	-
Deposits	-	(10,000)
Accounts payable and accrued expenses	(27,902)	(204,399)
Model fees payable	517	(106,930)
Payable to photographers	33,380	-
Model reserves	(5,469)	8,789
Taxes payable	(800)	800
Accrued interest	118,549	84,175

Net cash used in operating activities	(712,291)	(263,735)

Investing activities:
Purchases of property and equipment	(638)	(2,304)

Net cash used in investing activities	(638)	(2,304)

(continued)

See accompanying notes to these financial statements. - F4 -

Warning Model Management, Inc.
Consolidated Ststement Of Cash Flows (Continued)
For The Six Months Ended June 30, 2004 and 2003

	June 30, 2004	June 30, 2003

	(unaudited)	(unaudited)
Financing activities:
Debt issuance costs	(119,500)	-
Restricted cash	(99,681)	-
Proceeds from convertible notes payable	810,000	50,000
Payments on convertible notes payable	(78,000)	-
Borrowings from secured line of credit	312,953	594,916
Payments on secured line of credit	(397,667)	(946,821)
Exercise of warrants	575,625	48,000
Payments on capital lease obligation	(4,777)	(11,076)
Borrowings under bank line of credit	138,221	-
Payments under bank line of credit	(38,225)	(2,049)
Proceeds from notes payable	216,000	145,000
Payments on notes payable	(196,000)	(110,000)
Advances from shareholders	29,000	93,788
Payments on advances from shareholders	(60,625)	(32,000)

Net cash provided by (used in) financing activities	1,087,324	(170,242)

Increase (Decrease) in cash and cash equivalents	374,395	(436,281)

Cash and cash equivalents, beginning of period	-	503,422

Cash and cash equivalents, end of period	$374,395	$67,141

Supplemental disclosures of cash flow information:
Cash paid during the period for
Interest	$33,789	$11,555

Taxes	$2,812	$-

Supplemental schedule of non-cash financing activities
Value of convertible benefit feature on convertible debt	$230,500	$8,824

Conversion of debt and interest to common stock	$977,541	$-

Common stock issued for services	$30,000	$316,324

Expense recognized on warrants/options granted	$691,875	$-

See accompanying notes to these financial statements. - F5 -

Warning Model Management, Inc.
Notes To Financial Statements
For The Six Months Ended June 30, 2004 and 2003

1.   Summary of Significant Accounting Policies

A.   General Description of Business

Warning Model Management, Inc., (“WNMI” or “The Company”, and dba Warning Model Management) provides high-quality fashion models to the Southern California market. Los Angeles is one of the premier locations for the creation of fashion advertisements and television commercials, with WAMM being one of Los Angeles’s premier model management companies.

The Company’s current clients include major fashion companies, major department stores and major fashion magazines.

History

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

On December 27, 2002, FIXN merged with Warning Model Management, LLC (“WAMM”), a California limited liability company.

B.   Basis of Presentation and Organization

These unaudited consolidated financial statements represent the financial activity of Warning Model Management, Inc. and its subsidiaries. The consolidated financial statements for the three and six months ended June 30, 2004 and 2003, have been prepared in accordance with generally accepted accounting principles for interim financial information in the US and in accordance with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to consolidated financial statements and footnotes thereto for the fiscal quarter ended June 30, 2004, included herein. The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All inter-company transactions were eliminated. The Company’s fiscal year ends on December 31 each year. The financial statements and notes are representations of the management and the Board of Directors, who are responsible for their integrity and objectivity.

F6

Warning Model Management, Inc.
Notes to Financial Statements
June 30, 2004

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

Going-Concern Issues Arising from Recurring Losses and Cash Flow Problems

As shown in the accompanying Financial Statements, the Company has incurred recurring losses from operations, and as of June 30, 2004, the Company’s current liabilities exceeded its current assets by $1,340,319, and its total liabilities exceeded its total assets by $4,334,245. Management has been able obtain additional financing through the issuance of debt. In addition, the Company has instituted more efficient management techniques and continues to attract and add new models and clients (expanding to include representing fashion photographers). Management believes these factors will contribute toward achieving profitability. The accompanying Financial Statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. In May 2004, the Company raised $810,000 in cash through the issuance of convertible notes payable.

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

F7

Warning Model Management, Inc. Notes to Financial Statements June 30, 2004
1.   Summary of Significant Accounting Policies (continued)

Concentration of cash

The Company at times maintains cash balances in excess of the federally insured limit of $100,000 per institution. There were balances that exceeded $100,000, and the uninsured balances at June 30, 2004, were $152,363. There were no uninsured balances as of December 31, 2003.

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

E.   Revenue Recognition

The Company’s revenues are derived from three sources.

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

The third source of revenues is from photographers doing work for print media. The revenue from photographers is recorded when the photographers work/job is completed.  The revenue is recorded as gross billings. Costs of revenues consist of payments due to the photographers for services rendered and expenses and costs incurred for photographers in performance of those services.

F8

Warning Model Management, Inc. Notes to Financial Statements June 30, 2004
1.   Summary of Significant Accounting Policies (continued)

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

I.   Business Risks and Credit Concentrations

The Company operates in the high-end fashion modeling industry segment, which is rapidly evolving and highly competitive. The Company relies on clients engaging its models. There can be no assurance that the Company will be able to continue to provide models to support its operations.

The Company advances funds to its models, talent and photographers for preparing model and talent portfolios, prints, delivery travel costs and other costs. The Company evaluates these advances from time to time and sets up a reserve against such advances.

F9

Warning Model Management, Inc. Notes to Financial Statements June 30, 2004
1.   Summary of Significant Accounting Policies (continued)

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

F10

Warning Model Management, Inc. Notes to Financial Statements June 30, 2004
1.   Summary of Significant Accounting Policies (continued)

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

N.   Comprehensive Income (Loss)

Comprehensive income consists of net income and other gains and losses affecting shareholders’ equity that, under generally accepted accounting principles are excluded from net income in accordance with Statement on Financial Accounting Standards No. 130, “Reporting Comprehensive Income.” The Company, however, does not have any components of comprehensive income (loss) as defined by SFAS No. 130 and therefore, for the six months ended June 30, 2004 and 2003, comprehensive income (loss) is equivalent to the Company’s reported net income (loss).

O.   Stock-Based Compensation

The Company accounts for its stock-based employee compensation plans using the intrinsic value method. As such, compensation expense is recorded on the date of grant if the current market price of the underlying stock exceeds the exercise price. The compensation expense is recorded over the vesting period of the grant.

As allowed under SFAS 123, “Accounting for Stock Based Compensation”, the Company applies APB Opinion No. 25 in accounting for its stock-based compensation plans and, accordingly, no compensation cost has been recognized for the plans in the financial statements because no options were granted to employees during the three and six months ended June 30, 2004 and 2003.

(in thousands, except per share data)	Three Months Ended June 30,

	2004	2003

Net income (loss):
As reported	$(763,948)	$(254,928)
Fair value based method
compensation expense	-	-

Pro forma	$(763,948)	$(254,928)
Basic and diluted net income (loss) per share:
As reported	$(0.00)	$(0.00)

Pro forma	$(0.00)	$(0.00)

F11

Warning Model Management, Inc. Notes to Financial Statements June 30, 2004
1.   Summary of Significant Accounting Policies (continued)

O.   Stock-Based Compensation (continued)

(in thousands, except per share data)	Six Months Ended June 30,

	2004	2003

Net income (loss):
As reported	$(1,914,323)	$(782,431)
Fair value based method
compensation expense	-	-

Pro forma	$(1,914,323)	$(782,431)
Basic and diluted net income (loss) per share:
As reported	$(0.01)	$(0.01)

Pro forma	$(0.01)	$(0.01)

During the six months ended June 30, 2004, the Company granted warrants/options convertible into 100,750,000 to various consultants under the terms of its 2004 Consulting and Legal Services Plan. These warrants/options were granted at below the current market price, and the Company recognized additional expense of $691,875 related to these grants.

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

3.   Financing Agreement

The Company had a secured asset-borrowing program with a financial institution to collateralize, with recourse, certain eligible trade receivables up to a maximum percentage of 70% of the net amounts of each receivable. As receivables collateralized to the financial institution are collected, the Company may transfer additional receivables up to the discretion of the lending institution. The Company retains the right to recall collateralized receivables under the program, and the receivables are subject to recourse. Therefore, the transaction does not qualify as a sale under the terms of Financial Accounting Standards Board Statement No. 125 (Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities). Included in the Balance Sheets as receivables at June 30, 2004, and December 31, 2003, are account balances totaling $157,071 and $213,406 of uncollected receivables collateralized to the financial institution.

F12

Warning Model Management, Inc. Notes to Financial Statements June 30, 2004
4.   Line of Credit

The Company has an unsecured line of credit agreement with a bank, which provides that it may borrow up to $50,000 at the interest rate of 12% per annum. At June 30, 2004 and December 31, 2003, $50,000 and $50,000 were borrowed against the line of credit, respectively. The line of credit is renewable annually by mutual agreement of the parties.

In 2004, The Company has a secured line of credit agreement with a bank, which provides that it may borrow up to $100,000 at the interest rate of 1.5% per annum. At June 30, 2004, the Company has borrowed $100,000 against the line of credit. The line of credit is renewable annually by mutual agreement of the parties. The Company has a $99,681 certified deposit with the bank, which is collateralized against any borrowings.

5.   Equity

During the six months ended June 30, 2004, the Company issued 5,950,000 shares of its registered common stock, having a market value of $30,000, to three individuals in lieu of cash compensation for services rendered.

During the six months ended June 30, 2004, the holders of 4% and 10% convertible debentures converted $787,172 of principal and $190,369 of interest into 310,318,557 shares of the Company’s common stock.

During the six months ended June 30, 2004, the Company issued registered warrants/options convertible into 100,750,000 shares of its common stock to various consultants. The exercise price of the warrants/options ranged from $0.0025 to $0.01 per share. All warrants/options were exercised as of March 31, 2004, and the Company recognized compensation expense of $691,875 related to these grants. The compensation expense was determined based on the intrinsic value method. The warrants or options were granted in lieu of cash compensation for legal and management consulting services rendered. The Company received aggregate cash proceeds of $575,625 as result of the warrants/options exercised.

6.   Related Party Transactions

Mr. Steve Chamberlin

At June 30, 2004, the Company has advances to Mr. Chamberlin totaling $28,040. These advances are due on demand and are non-interest-bearing. These advances to Mr. Chamberlin were made by the Company when it was privately-held, and prior to its merger with Famous Fixins, Inc.

f13

Warning Model Management, Inc. Notes to Financial Statements June 30, 2004
6.   Related Party Transactions (continued)

Source One Group

In April 2004, the Company has engaged the services of Source One Group, a professional employer organization. The Company is charged an administration fee for processing payroll. The Chief Executive Officer and the Chairman of the Company is also the Chief Executive Officer of the corporation that owns Source One Group. The Company has paid $7,400 to Source One Group in administrative fees during the six months ended June 30, 2004. These fees are commensurate with the industry.

Transactions with shareholders

A shareholder has advanced an additional $29,000 to the Company during the six months ended June 30, 2004. The Company has repaid $60,625 of shareholder advances as of June 30, 2004, and a shareholder forgave an additional $41,780. The advances bear an interest rate of 10% per annum, and are due on demand.

As of June 30, 2004, shareholders advances total $40,383, which are due on demand and bear 10% interest per annum.

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

B.   Operating Leases

The Company’s principal executive offices relocated to a 3,479 square foot facility at 9440 Santa Monica Boulevard, Suite 400, Beverly Hills, CA 90210. The Company leases the facility under a 60-month agreement that terminates on April 30, 2005, with the option to renew for an additional six months. The aggregate rental cost for the six months ended June 30, 2004 and 2003 was $61,060. All operations were performed at this facility.

The Company also leases office equipment under an open-ended operating lease. The aggregate monthly rental (exclusive of sales tax) is $585 per month.

In September 2002, the Company leased an automobile under a 36-month non-cancelable operating lease agreement. The Company is obligated to pay $1,392 per month.

F14

Warning Model Management, Inc. Notes to Financial Statements June 30, 2004
7.   Commitments and Contingencies (continued)

C.   Contingent Liability

On May 15, 2002, FIXN completed a transaction pursuant to a Settlement of Debts and Asset Purchase Agreement, dated March 29, 2002, with Starbrand, LLC, pursuant to which FIXN divested all of its operations and sold substantially all of its assets and certain specified liabilities to Starbrand, LLC, in exchange for cancellation of $450,000 of outstanding 4%, $1,500,000 convertible debentures. FIXN is contingently liable for the payment of the liabilities transferred aggregating approximately $200,000. No claim has been made regarding these liabilities as of June 30, 2004, and management believes that it is remote that any claim may arise, thus no reserve is deemed necessary.

8.   Notes Payable

Notes payable at June 30, 2004, and December 31, 2003, consist of the following:

In May, 2004, the Company executed an agreement with a group of investors whereby the Company issued $810,000 in convertible loan notes. The Company issued warrants convertible into 91,797,300 shares of common stock at an exercise price of $0.025 per share in conjunction with these notes. These convertible notes mature in May 2005, and have no stated interest per annum, however, the note holders are entitled to a premium of $243,000 at maturity, and the premium can be either in cash or shares of the Company’s common stock. The note holders are entitled to convert, at any time, any portion of the principal of the convertible notes to common stock at a conversion price of $0.0075 for each share. Total funds received of $810,000 were allocated as follows: none to the convertible notes; $460,000 to the detachable note warrants; $230,500 to the beneficial conversion feature; and $119,500 were debt issuance costs related to legal fees and commissions. The value allocated to the note warrants, the beneficial conversion feature, and the debt issuance costs are being amortized to interest expense over the term of these notes.

In February 2004, the Company obtained $100,000 in debt financing in the form of short-term notes (maturing in 4 months) bearing fixed interest of $10,000, which is due at maturity.

In March 2004, the Company obtained $100,000 in debt financing in the form of short-term notes (maturing in 4 months) bearing fixed interest of $10,000, which is due at maturity. The promissory note terms had a clause that if the Company is in default, then the note will become convertible and bear interest at 8% per annum. This promissory note was repaid in May 2004.

In March 2003, the Company obtained short-term debt financing of $40,000 from an unrelated party, plus an $8,000 premium.

In May 2003, the Company obtained short-term debt financing of $105,000 from an unrelated party. The lender is a holder of its 10% convertible debentures.

F15

Warning Model Management, Inc. Notes to Financial Statements June 30, 2004
8.   Notes Payable (continued)

In July 2003, the Company obtained $300,000 in debt financing in the form of short-term notes bearing 18% interest per annum. The Company issued warrants convertible into 5,000,000 shares of common stock at an exercise price of $0.01 per share. Management determined the fair value of the warrants issued to be $25,000, which is being amortized over the term of the note.

In August 2003, the Company obtained short-term debt financing of $50,000 from an unrelated party. During the six months ended June 30, 2004, the Company has repaid $50,000.

In December 2003, the Company obtained short-term debt financing of $50,000 from an unrelated party. During the six months ended June 30, 2004, the Company has repaid $30,000.

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

F16

Warning Model Management, Inc. Notes to Financial Statements June 30, 2004
9.   Convertible Debentures & Promissory Notes (continued)

4% Convertible Debentures Payable (continued)

The debenture conversion price is based on the conversion value being 85% of the average of the five (5) lowest closing bid prices of the Common Stock during the twenty-two (22) Trading Days preceding the applicable Conversion Date. The beneficial conversion feature of these debentures issued was $17,674, and the amount was credited in the accounts of FIXN as additional paid in capital. The amount attributable to the beneficial conversion feature is amortized over the term of the loan and is included as a component of interest expense.

The financial statements as of June 30, 2004, reflect the remaining principal amount of the 4% debentures, less any unamortized bond discount. During the six months ended June 30, 2004, the Company has converted $645,704. Interest on the indebtedness is accrued through June 30, 2004.

5% Convertible Debentures Payable

The 5% Debenture holders are entitled to convert, at any time, any portion of the principal of the 5% Debentures to common stock at a conversion price for each share at the lower of (a) 80% of the market price at the conversion date or (b) $0.55. The 5% Debentures include an option by FIXN to exchange the Debentures for Convertible Preferred Stock.

The following summarizes the outstanding balance of the 5% Debentures at June 30, 2004 and December 31, 2003:

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

F17

Warning Model Management, Inc. Notes to Financial Statements June 30, 2004
9.   Convertible Debentures & Promissory Notes (continued)

10% Convertible Debentures Payable (continued)

The debenture conversion price is based on the conversion value being 85% of the average of the five (5) lowest closing bid prices of the Common Stock during the twenty-two (22) Trading Days preceding the applicable Conversion Date. The beneficial conversion feature of these debentures issued was $88,235, and the amount was credited in the accounts as additional paid in capital. The amount attributable to the beneficial conversion feature is amortized over the term of the loan and is included as a component of interest expense. In conjunction with the issuance of the convertible debentures, the Company issued Common Stock Purchase Warrants (collectively the Note Warrants) to purchase 1,000,000 shares of the Company’s common stock, par value $0.001 per share (the Common Stock), at an exercise price of $0.01 per share, and are immediately exercisable. Total funds received of $500,000 were allocated $9,000 to the Note Warrants and $491,000 to the Notes. The total value allocated to the Note Warrants is being amortized to interest expense over the term of the Notes.

In January 2003, the Company received aggregate proceeds of $50,000 in connection with the issuance of a 10% $50,000 convertible debenture, due in 2006. The lender, an unrelated party, is a current holder of a note payable issued by the Company. The convertible benefit feature value was $8,824, and it is amortized over the term of the note.

The financial statements as of June 30, 2004, reflect the remaining principal amount of the 10% debentures, less the unamortized bond discount attributable to the beneficial conversion feature and the warrants. During the six months ended June 30, 2004, the Company has converted $41,827. Interest on the indebtedness is accrued through June 30, 2004.

Convertible Notes Payable due to certain shareholders and former members of Warning Model Management, LLC

The merger of Warning Model Management, LLC, and FIXN resulted in FIXN issuing to the certain members of Warning Model Management, LLC, an aggregate of $2,900,000 principal amount of 4% convertible debentures due December 27, 2004.

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

F18

Warning Model Management, Inc. Notes to Financial Statements June 30, 2004
9.   Convertible Debentures & Promissory Notes (continued)

Convertible Notes Payable due to certain shareholders and former members of Warning Model Management, LLC (continued)

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

During the six months ended June 30, 2004, the company has repaid $78,000 of principal in cash and has converted $4,162 of principal into 1,601,000 shares of its common stock.

The financial statements as of June 30, 2004, reflect the remaining principal amount of the 4% debentures to shareholders, less the unamortized bond discount. The net carrying value is $2,563,122. Interest on the indebtedness is accrued through June 30, 2004.

10.   Subsequent Events
Conversion of Debentures into Common Stock

As of August 17, 2004, the holders of the Company’s 4% and 10% convertible debentures have elected to convert an aggregate of $40,000 of principal and $7,253 of interest into 10,101,083 shares of the Company’s common stock.

Shareholders’ Meeting

On June 24, 2004, the Company filed a Definitive Proxy with the Securities Exchange Commission ("SEC") to change its name to Warning Management Services, Inc., to increase the authorized share of common stock form 800 million to 2 billion, to approve the Company's 2004 Employee Stock Option Plan and to authorize the Company to issue up to 20,000,000 shares of Preferred Stock.

F19

Warning Model Management, Inc. Notes to Financial Statements June 30, 2004
10.   Subsequent Events (continued)

Shareholders’ Meeting

At a meeting on August 5, 2004, the shareholders approved the name change and the increase in authorized shares, but did not approve the Company’s 2004 Employee Stock Option Plan or the 20,000,000 shares of Preferred Stock.

Law Suit Filed against Warning Model Management, Inc, its subsidiaries, Officers and Directors

Warning Model Management received notice on or about July 12, 2004 that a complaint was filed by two plaintiffs, Michela Huth and Edward Pekarek, in the United States District Court for the Northern District of Ohio claiming violation of Federal Securities Laws; Fraud; Breach of Fiduciary Duty; Market Manipulation; Insider Trading By Misappropriation of Propriety Information; Unjust Enrichment; Negligent Misrepresentations and/or Omissions.

For relief, the Plaintiffs request the following:

1.   Issue a temporary restraining order to stop any further 10b-5 violations;

2.   Issue a temporary restraining order and preliminary injunction to stop the destruction of documents, ordering expedited discovery, freezing assets of Warning Modal Management, Inc., and its subsidiaries; freezing the assets derived from violations of pertinent anti-fraud provisions, ordering of audited accounting to demonstrate extent and details of insider trading;

3.   Issue a restraining order to prohibit the further transfer, encumbrance, dispositions and/or dilution of any Warning assets; to prohibit from effecting any mergers, acquisitions and/or other combinations during pendency of this action, and to stop the shareholder meeting on August 5, 2004;

4.   Issue an order awarding Plaintiff compensatory damages, pre-judgment interest, and costs in an amount to be determined at trial the Plaintiffs have stated that their combined losses approach $18,000;

5.   Issue an order awarding Plaintiff punitive damages in an amount not less than five-hundred thousand dollars;

6.   Issue an Order awarding reasonable attorney's fees, expert fees and all other reasonably related costs, expenses and other such disbursements; and,

7.   For the Court to retain jurisdiction of this action in accordance with the principles of equity and the Federal Rules of Civil Procedure, in order to implement and carry out the terms of all orders and decrees that may be entered, and/or any suitable application or motion for additional relief.

F20

Warning Model Management, Inc. Notes to Financial Statements June 30, 2004
10.   Subsequent Events (continued)

Law Suit Filed against Warning Model Management, Inc, its subsidiaries, Officers and Directors (continued)

The Plaintiffs filed an Ex Parte application on July 19, 2004.  On August 4, 2004 the TRO was heard by the court, and all requests by the plaintiff were denied. The hearing on the complaint has been continued for thirty days.
The Officers and Directors of Warning Model Management, Inc., feel that the complaint has no merit and have retained counsel to defend itself against this action.

F21

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General
Plan of Operation

Short-term Objectives:

  Continue to expand revenue through organic growth of existing business lines;
  Source and develop new talent in both male and female models and photographers
  Seek additional financing so as to provide capital to rapidly growing components of the organization, such as the Talent Division.

Long-term Objectives:

  Continue business expansion through acquisitions, merger or joint venture with business areas to provide economy of scale, incremental revenue.;
  Acquire complementary product lines to provide a broader service offering for customers, expand services including modeling, talent and photographers careers and revenue sources.

We have no expected or planned sale of significant property or equipment.

As shown in the accompanying Financial Statements, WNMI has incurred recurring losses from operations, and as of June 30, 2004 the Company’s current liabilities exceeded its current assets by $1,340,319, its total liabilities exceeded its total assets by $4,334,245, and for the three months ending June 30, 2004, net cash used in operations was ($712,219). These factors raise doubt about the Company’s ability to continue as a going concern.

In addressing the going concern issue, WNMI has been able obtain additional financing through the issuance of debt which has been used to attract and add new models and clients. In addition, WNMI is doing the following in its effort to reach profitability and to develop the business:

  Cut costs in areas that add the least value to WNMI.
  Bring in new models, talent, photographer and new business lines
  Developing existing model, talent and photographers to derive more income

We feel that sufficient working capital will be available from internal operations and from outside sources during the next twelve months thereby enabling us to meet our obligations and commitments as they become payable for the following reasons: 1) On April 23, 2004, WNMI entered into a funding where a net of $690,000 cash was received, 2) We have successfully negotiated with a financial institution a credit line, 3) $2,563,000 of our debt is with management and 3) we are seeking additional outside financing. WNMI has in the past successfully relied on private placements of common stock securities, bank debt and loans from private investors to sustain operations. If WNMI is unable to obtain additional funding in the future, it may be forced to curtail or terminate operations.

Results of Operations

Three Months Ended June 30, 2004 Compared to June 30, 2003

Revenue for the three month period ended June 30, 2004 was $504,893 as compared to $562,133 for the same period in 2003, or a decrease of $57,240 or 10%. The decrease is mainly attributable to a reduction in the company's business from Model fees and Commercial commissions which is a result of a tighter model management market due to poor economic conditions, which led to lower marketing and advertising spending during the period.

Gross profit for the three-month period ended June 30, 2004 was $141,395 as compared to $305,240 for the same period in 2003, or a decrease of $163,845 or 54%. This decrease in gross profit was attributable mainly to the reduction in Model fee revenues and related costs plus the addition of the photography line.

Operating expenses for the three-month period ending June 30, 2004 were $643,233 as compared to $438,303 for the same period in 2003, or an increase of $204,930 or 47%. The increase in operating expense was mainly attributable to the following: 1) an increase in salaries and wages of $ 205,337. The increase in salaries is mainly attributable to a $100,000 bonus payment to Steve Chamberlin, with the remaining increase being from salary and consulting increases.

The decrease in general and administrative expenses for the three month period ending June 30, 2004 was $13,273 and is attributable mainly to a decrease in bad debt expense.
Interest expense was $309,445 for the three-month period ending June 30, 2004, as compared to $123,980 for the same period in 2003 for an increase of $185,465. This increase in interest expense was a mainly attributable to an increase in bond amortization discount of $190,000.

The net (loss) for the Company for the three-month period ended June 30, 2004 was $(763,948) compared to $(254,928) for the year ending June 30, 2003 for an increase of $(509,020) or 200%.

Six Months Ended June 30, 2004 Compared to June 30, 2003

Revenue for the six month period ended June 30, 2004 was $858,843 as compared to $1,027,407 for the same period in 2003, or a decrease of $168,564 or 16% . The decrease is mainly attributable to a reduction in the company's business from Model fees and Commercial commissions, which is a result of a tighter model management market due to poor economic conditions, which led to lower marketing and advertising spending during the period.

Gross profit for the six-month period ended June 30, 2004 was $211,183 as compared to $533,250 for the same period in 2003, or a decrease of $322,067 or 60%. This decrease in gross profit was attributable mainly to the reduction in Model fee revenues and related costs plus the addition of the photography line.

Operating expenses for the six-month period ending June 30, 2004 were $1,696,633 as compared to $1,085,136 for the same period in 2003, or an increase of $611,497 or 56%. The increase in operating expenses were mainly attributable to: 1) an increase in salaries and wages of $222,159 which consisted of the $100,000 bonus to Steve Chamberlin, and increases to other salaries, 2) an increase in rent of $13,459, 3) an increase in general and administrative of $403,022 and4) a decrease in business development of $22,435 due to a decrease in travel and entertainment.

The increase in general and administrative expenses of $403,022 is primarily attributable to an increase in consulting fees of $565,057, an increase in bank service fees of $11,707, an increase in travel of $6,516, an increase in health insurance of $7,520 offset by a decrease in allowance for doubtful account of $154,050 and attorney fees of $41,250. We have been able to pay for the material amount of the consulting services through the issuance of common stock in lieu of cash.

Interest expense was $479,198 for the six-month period ending June 30, 2004, as compared to $239,140 for the same period in 2003, for an increase of $240,058 or 100%. The increase in interest expense in 2004 was attributable to a $190,683 increase in bond discount amortization, an increase in bond issuance expense of $19,917, interest of a promissory note to a third party of $36,432 offset by a decrease in factoring interest of $6,974. .

Other income of $51,275 increased $33,727 over the same period the prior year.

The net (loss) for the Company for the six-month period ended June 30, 2004 was $(1,914,323) compared to $(782,431) for the year ending June 30, 2003 for an increase of $(1,131,892) or 145%.

Liquidity and Capital Resources

Six- Months Ended June 30, 2004

Net change in cash used in operating activities for the six-month period ending June 30, 2004 was $(712,291), which mainly consisted of the net loss of $1,914,323 plus the following: 1) gain on forgiveness of debt of $41,780, 2)decrease in prepaid expenses of $31,372, 3) decrease in employee advances of $4,750, 4) decrease in accounts payable and accrued expenses of $27,903, decrease in model reserves of $5,469 offset by 1)an increase in depreciation and amortization of $7,153, 2)an increase in common stock issued for services of $30,000, 3)an increase of expense on warrants granted of $691,875, 4) in increase in bond and warrant discount amortization of $260,647, 5) an increase in accounts receivable trade of $93,469, 6) an increase in advances to models of $78,652, 7)an increase in accrued interest of $118,549 and 8) miscellaneous items amounting to $32,960.

Net cash provided by (used in) investing activities was ($638) and ($2,304) for the six month period ending June 30, 2004 and 2003, respectively. This change is due to a decrease in purchases of property and equipment.

Net cash provided by financing activities was $1,187,005 and $(170,242) for the six month period ending June 30, 2004 and 2003, respectively, reflecting a change of $1,357,247. This increase was due to the following: 1) the issuance of convertible notes of $810,000, 2) proceeds from the secured line of credit of $312,953, 3) exercise of warrants of $575,625, 4) borrowings under a bank line of credit of $138,221, 5) proceeds from notes payable of $216,000, and advances form shareholders of $29,000 offset by 1) payments on convertible notes of $78,000, 2) payments on secured line of credit of $397,667, 3)payments under the bank line of credit of $38,225, 4) payments on notes payable of $196,000 and 5) payments on advances from shareholders of $60,625.

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

Over the next twelve months an addition of $300,000 will be needed to sustain the business. Management is of the opinion that sufficient working capital will be obtained from operations and external financing to meet WNMI's liabilities and commitments as they become payable. WNMI has in the past relied on private placements of common stock securities, and loans from private investors to sustain operations. However, if WNMI is unable to obtain additional funding in the future, it may be forced to curtail or terminate operations.

Going-Concern Issues Arising from Recurring Losses and Cash Flow Problems

As shown in the accompanying Financial Statements, the Company has incurred recurring losses from operations, and as of June 30, 2004 and 2003, the Company’s current liabilities exceeded its current assets by $1,340,319, and its total liabilities exceeded its total assets by $4,334,245. Management has been able obtain additional financing through the issuance of debt. In addition, the Company has instituted more efficient management techniques and continues to attract and add new Models, talent and adding the new line photographers Management believes these factors will contribute toward achieving profitability. The accompanying Financial Statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. In May 2004, the Company raised $810,000 in cash through the issuance of convertible notes payable.

Funding Event

On April 23, 2004, WNMI entered into a Subscription Agreement for $810,000, one year convertible debentures; 500,000 to Alpha Capital Aktiengesellschaft, $100,000 to Longview Fund, LP, $100,000 to Ellis International Ltd., and $110,000 to Steve “Sagi” Adirim. There is a 30% premium of $243,000 in the aggregate on these notes. Additionally, in conjunction with these convertible debentures, WNMI issued warrants to purchase WNMI common stock to Alpha Capital Aktiengesellschaft (50,000,000 shares), Longview Fund, LP, (10,000,000 shares), Ellis International, Ltd., (10,000,000 shares), Steve “Sagi” Adirim (11,000,000) and Bi-Coastal Consulting Corporation (10,797,300 shares). The transaction closed on April 23, 2004. The conversion price per share of the above debentures is equal to $.0075. Should the company choose to make the monthly payment in stock in lieu of cash, such common stock will be valued at the lesser of (i) the average closing bid prices of the Common Stock during the 10 day lookback Period immediately preceding the relevant payment due date, or (ii) $.0075 per share.
The exercise price of the warrants is $0.025 and they mature in 5 years.

New Releases

Mar 23, 2004 -- Warning Model Management Inc., announced through its wholly owned subsidiary Warning: Model Management LLC the model representation of Paris Hilton. Warning will be representing Miss Hilton for all print work, advertising campaigns and endorsements, personal appearances and runway work. To date there has been no revenue generated from this agreement.

Mar 29, 2004 -- Warning Model Management Inc., announced through its wholly owned subsidiary, Warning Model Management, LLC, the exclusive representation of the world's best-known and most beautiful woman surfer MALIA JONES. Warning also signed a deal for development of Malia's own range of hair care and sun care products to be launched later this year.

Apr 12, 2004 -- Warning Model Management, Inc. announced through its wholly owned subsidiary, Warning Model Management, LLC, it will be working with Dennis Rodman in conjunction with his agent Darren Prince. To date there has been no revenue generated from this agreement.

ITEM 3. CONTROLS AND PROCEDURES

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Warning Model Management, Inc. received notice on or about July 12, 2004 that a complaint was filed by two plaintiffs, Michela Huth and Edward Pekarek, in the United States District Court for the Northern District of Ohio claiming violation of Federal Securities Laws; Fraud; Breach of Fiduciary Duty; Market Manipulation; Insider Trading By Misappropriation of Propriety Information; Unjust Enrichment; Negligent Misrepresentations and/or Omissions.

For relief, the Plaintiffs request the following:

  Issue a temporary restraining order to stop any further 10b-5 violations;
  Issue a temporary restraining order and preliminary injunction to stop the destruction of documents, ordering expedited discovery, freezing assets of Warning Modal Management, Inc., and its subsidiaries; freezing the assets derived from violations of pertinent anti-fraud provisions, ordering of audited accounting to demonstrate extent and details of insider trading;
  Issue a restraining order to prohibit the further transfer, encumbrance, dispositions and/or dilution of any Warning assets; to prohibit from effecting any mergers, acquisitions and/or other combinations during pendency of this action, and to stop the shareholder meeting on August 5, 2004;
  Issue an order awarding Plaintiff compensatory damages, pre-judgment interest, and costs in an amount to be determined at trial the Plaintiffs have stated that their combined losses approach $18,000;
  Issue an order awarding Plaintiff punitive damages in an amount not less than five-hundred thousand dollars;
  Issue an Order awarding reasonable attorney’s fees, expert fees, and all other reasonably related costs, expenses and other such disbursements; and,
  For the Court to retain jurisdiction of this action in accordance with the principles of equity and the Federal Rules of Civil Procedure, in order to implement and carry out the terms of all orders and decrees that may be entered, and/or any suitable application or motion for additional relief.

The Plaintiffs filed an Ex Parte application on July 19, 2004. On August 4, 2004, the TRO was heard by the court, and all requests by the plaintiff were denied.  The hearing on the complaint has been continued for thirty days.

The Officers and Directors of Warning Model Management, Inc., feel that the complaint has no merit and has retained counsel to defend this action.

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

On March 5, 2003, we issued a $48,000 promissory note to Filter International, LTD. for cash loaned to us in a transaction deemed to be exempt under Section 4(2) of the Securities Act of 1933 as a sale of securities not involving a public offering. On December 9, 2003, the maturity date of this note was extended to June 5, 2004.

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

On June 16, 2003 we issued a promissory note for $40,000 to George Furla for cash loaned to WNMI in a transaction deemed to be exempt under Section 4(2) of the Securities Act of 1933 as a sale of securities not involving a public offering. On December 9, 2003, the maturity date of this note was extended to June 16, 2004.

On June 17, 2003 we issued a promissory note for $28,788 to George Furla for cash loaned to WNMI in a transaction deemed to be exempt under Section 4(2) of the Securities Act of 1933 as a sale of securities not involving a public offering. On December 9, 2003, the maturity date of this note was extended to June 17, 2004

On July 9, 2003 we issued a promissory note for $300,000 to the Michael T. Covell and Arline Covell Revocable Trust for cash loaned to WNMI in a transaction deemed to be exempt under Section 4(2) of the Securities Act of 1933 as a sale of securities not involving a public offering along with receiving a 5,000,000 share warrant at an exercise price of $0.01 per share.

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

On February 5, 2004, we issued a promissory note for $100,000 to Michael T. Covell and Arline Covell Revocable Trust for cash loaned to WNMI in a transaction deemed to be exempt under Section 4(2) of the Securities Act of 1933 as a sale of securities not involving a public offering.

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

On April 23, 2004, WNMI entered into a Subscription Agreement for $810,000, one year convertible debentures; 500,000 to Alpha Capital Aktiengesellschaft, $100,000 to Longview Fund, LP, $100,000 to Ellis International Ltd., and $110,000 to Steve “Sagi” Adirim. There is a 30% premium of $243,000 in the aggregate on these notes. Additionally, in conjunction with these convertible debentures, WNMI issued warrants to purchase WNMI common stock to Alpha Capital Aktiengesellschaft (50,000,000 shares), Longview Fund, LP, (10,000,000 shares), Ellis International, Ltd., (10,000,000 shares), Steve “Sagi” Adirim (11,000,000) and Bi-Coastal Consulting Corporation (10,797,300 shares). The transaction closed on April 23, 2004. The conversion price per share to the note holders is equal to $.0075. Should the company choose to make the monthly payment in stock in lieu of cash, such common stock will be valued at the lesser of (i) the average closing bid prices of the Common Stock during the 10 day lookback Period immediately preceding the relevant payment due date, or (ii) $.0075 per share.

On April 23, 2004 we issued 5,000,000 shares of common stock to Mercator Momentum Fund for the partial conversion ($12,600) of a convertible note that was held over two years. The conversion price was $.00252 per share in a transaction deemed to be exempt under Section 4(2) of the Securities Act of 1933 as a sale of securities not involving a public offering.

On July 1, 2004 we issued 2,997,853 shares of common stock to Balmore S.A. for the partial conversion ($17,687) of a convertible note that was held over two years. The conversion price was $.0059 per share in a transaction deemed to be exempt under Section 4(2) of the Securities Act of 1933 as a sale of securities not involving a public offering.

On July 1, 2004 we issued 1,034,466 shares of common stock to Balmore S.A. for the partial conversion ($5,896) of a convertible note that was held over two years. The conversion price was $.0057 per share in a transaction deemed to be exempt under Section 4(2) of the Securities Act of 1933 as a sale of securities not involving a public offering.

Subsequent issuances.

On August 17, 2004 we issued 1,517,281 shares of common stock to Balmore S.A. for the partial conversion ($5,917) of a convertible note that was held over two years. The conversion price was $.0039 per share in a transaction deemed to be exempt under Section 4(2) of the Securities Act of 1933 as a sale of securities not involving a public offering.

On August 17, 2004 we issued 4,551,483 shares of common stock to Austost Anstalt Schaan for the partial conversion ($17,752) of a convertible note that was held over two years. The conversion price was $.0039 per share in a transaction deemed to be exempt under Section 4(2) of the Securities Act of 1933 as a sale of securities not involving a public offering.

ITEM 3.   DEFAULT UPON SENIOR SECURITIES

The convertible debenture holders have waived the default provisions for 90 days.

ITEM 4. SUBMISSION OF MATTERS OF A VOTE TO SECURITY HOLDERS

At the Special Meeting held August 5, 2004 the Stockholders voted upon the following:

1.   To increase the number of authorized shares of our common stock from 800,000,000 to 2,000,000,000;

2.   To change the Company name to Warning Management Services Inc.;

3.   To approve the Company's 2004 Employee Stock Option Plan (the "2004 Stock Option Plan"), pursuant to which up to 20,000,000 shares of the Company's common stock, par value $.001 per share (the "Common Stock") will be reserved or may be reserved for issuance over the term of the 2004 Stock Option Plan; and

4.   To authorize the Company to issue up to 20,000,000 shares of Preferred Stock.

Proposals 1 and 2 were approved, and will be taking effect shortly. Proposals 3 an 4 did were not approved due to a lack of a quorum.

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

(b)   Reports on Form 8-K:

      July 27, 2004     ITEM 5. Other Events and Regulation FD Disclosure.

           Law Suit Filed Against Warning Model Management, Inc, its subsidiaries, Officers and Directors.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature               Title                       Date

By: /s/ Brian Bonar     Chief Executive   Officer,               August 20, 2004
Brian Bonar    Director, and Principal Accounting Officer

By:/s/ Steve Chamberlin    Director                   August 20, 2004
Steve Chamberlin

By:/s/ Stanley Tepper    Chief Financial Officer               August 20, 2004
Stanley Tepper

