Form 10QSB
period 2004-09-30
WARNING MODEL MANAGEMENT INC
filed 2004-12-13
CIK 1052706

FORM 10-QSB
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X] Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004

OR

[ ] Transition Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the transition period from _______________ to _______________

Commission file number 0-27219

WARNING MANAGEMENT SERVICES, INC.
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

Class of Common Stock            Outstanding at December 9, 2004
 $.001 par value                 785,524,186

Transitional Small Business Disclosure Format    Yes      No X

1

Form 10-QSB
Securities and Exchange Commission
Washington, D.C. 20549
WARNING MANAGEMENT SERVICES, INC.

Index

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

Balance Sheets at September 30, 2004 and December 31, 2003

Statements of Operations for the three months ended
September 30, 2004 and September 30, 2003

Statements of Operations for the six months ended
September 30, 2004 and September 30, 2003

Statements of Cash Flows for the six months ended
September 30, 2004 and September 30, 2003

Notes to the Financial Statements for the nine months ended
September 30, 2004

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

Item 3. Defaults Upon Senior Securities

Item 4.     Submission of Matters of a Vote to Security Holders

Item 5.     Other Information

Item 6.    Exhibits and Reports on Form 8-K

SIGNATURES

2

Warning Management Services, Inc.
(f/k/a Warning Model Management, Inc.)
Consolidated Financial Statements

September 30, 2004

3

Warning Management Services, Inc.
(f/k/a Warning Model Management, Inc.)
Consolidated Financial Statements

September 30, 2004

C O N T E N T S

Page

Consolidated Balance Sheets.....................................................................................F1 -F 2

Consolidated Statements of Operations.........................................................................F3

Consolidated Statements of Cash Flows...............................................................F4 - F5

Notes to the Financial Statements..........................................................................F6 - F27

4

Warning Management Services, Inc.
(F/K/A Warning Model Management, Inc.)
Consolidated Balance Sheets
September 30, 2004 and December 31, 2003

	September 30, 2004	December 31, 2003
ASSETS	(unaudited)	(audited)
Current Assets
Cash and cash equivalents	$55,862	$-
Restricted cash	99,681	-
Workers' compensation deposit	58,231	-
Accounts receivable, net of reserve for doubtful
accounts of $113,089 and $61,332, respectively	839,088	292,746
Advances to models, net of reserve of
$166,180 and $166,180, respectively	318,806	356,937
Unbilled staffing revenues	405,570	-
Advances to officer	28,040	28,040
Advances to employees	10,405	3,650
Prepaid expenses	49,892	11,628

Total Current Assets	1,865,575	693,001

Property and Equipment
Furniture and fixtures	31,389	8,168
Computers and equipment	229,558	73,793

	260,947	81,961

Accumulated depreciation	(208,593)	(42,703)

Total Property and Equipment	52,354	39,258

Intangible Assets
Purchased contracts (net of amortization)	759,863	-
Workforce (net of amortization)	459,713	-

Total Intangible Assets	1,219,576	-

Total Assets	$3,137,505	$732,259

(continued)

See accompanying notes to these financial statements. - K1 -

Warning Management Services, Inc.
(F/K/A Warning Model Management, Inc.)
Consolidated Balance Sheets (Continued)
September 30, 2004 and December 31, 2003

	September 30, 2004	December 31, 2003
LIABILITIES AND EQUITY	(unaudited)	(audited)
Current Liabilities
Accounts payable and accrued expenses	$701,701	$315,267
Model fees payable	299,148	318,343
Payable to photographers	99,989	-
Model reserves	35,801	39,696
Accrued employment service liabilities	537,429	-
Line of credit	150,487	50,979
Notes payable	1,650,500	588,672
Advances from shareholders	40,383	113,788
Accrued interest - convertible debentures	151,774	220,454
Taxes payable	6,860	7,060
Current portion - capital leases	10,557	9,797
Secured lines of credit	450,908	149,384
Convertible debentures	728,142	1,128,475

Total Current Liabilities	4,863,679	2,941,915

Long Term Liabilities
Convertible debentures	452,884	484,529
Convertible notes payable to shareholders	2,563,122	2,560,225
Notes payable	-	-
Capital leases	9,637	17,653

Total Long Term Liabilities	3,025,643	3,062,407

Equity
Common stock - 2,000,000,000 authorized, par value
$0.001, 657,640,746 and 86,370,457 issued
and outstanding for 2004 and 2003, respectively	657,641	92,253
Additional paid-in capital	3,140,834	499,480
Accumulated deficit	(8,550,292)	(5,863,796)

Total Equity	(4,751,817)	(5,272,063)

Total Liabilities and Equity	$3,137,505	$732,259

See accompanying notes to these financial statements. - K2 -

Warning Management Services, Inc.
(F/K/A Warning Model Management, Inc.)
Consolidated Statements of Operations
For The Three and Nine Months Ended September 30, 2004 and 2003

	Three months ended		Nine months ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues
Modeling revenue	$754,305	$212,869	$1,613,150	$1,240,276
Staff leasing revenue	514,139	-	514,139	-
PEO revenue	1,830	-	1,830	-

Total Revenues	1,270,274	212,869	2,129,119	1,240,276

Cost of Sales
Modeling cost of sales	(538,443)	(400,079)	(1,186,105)	(894,236)
Staff leasing cost of sales	(439,404)	-	(439,404)	-

Total Cost of Sales	(977,847)	(400,079)	(1,625,509)	(894,236)

Gross Margin	292,427	(187,210)	503,610	346,040

Operating Expenses
Salaries and wages	200,797	161,450	731,759	470,253
Rent	37,391	43,142	115,721	108,013
General and administrative	234,648	115,858	1,272,388	758,118
Business development	24,982	3,504	67,430	68,387
Depreciation and amortization	32,471	4,789	39,624	16,650

Total Operating Expenses	530,289	328,743	2,226,922	1,421,421

Loss from Operations	(237,862)	(515,953)	(1,723,312)	(1,075,381)

Other Income (Expense)
Interest income	-	310	50	718
Other income	24,919	2,600	76,194	20,208
Interest expense	(527,665)	(135,048)	(1,006,863)	(374,188)
Other expense	(30,965)	-	(31,165)	(499)

Total Other Income (Expense)	(533,711)	(132,138)	(961,784)	(353,761)

Net Loss Before Income Taxes	(771,573)	(648,091)	(2,685,096)	(1,429,142)

Provision for Income Taxes	(600)	(7,942)	(1,400)	(9,322)

Net Loss	$(772,173)	$(656,033)	$(2,686,496)	$(1,438,464)

Net loss per share - basic	$(0.00)	$(0.01)	$(0.01)	$(0.02)
Net loss per share - diluted	$(0.00)	$(0.01)	$(0.01)	$(0.02)

Number of share used in calculation - basic	544,130,637	85,068,004	384,504,254	71,588,699
Number of share used in calculation - diluted	544,130,637	85,068,004	384,504,254	71,588,699

See accompanying notes to these financial statements. - K3 -

Warning Management Services, Inc.
(F/K/A Warning Model Management, Inc.)
Consolidated Statements of Cash Flows
For The Nine Months Ended September 30, 2004 and 2003

	September 30, 2004	September 30, 2003
	(unaudited)	(unaudited)
Operating Activities:
Net Loss	$(2,686,496)	$(1,438,464)
Adjustments to reconcile loss to net cash
provided by (used in) operating activities:
Depreciation and amortization	39,624	29,731
Common stock issued for services	30,000	316,324
Bad debt	-	125,000
Expense on warrants granted	691,875	-
Bond and warrant discount amortization	641,351	155,909
Gain on forgiveness of debt	(63,063)	-
Other	(26,336)	(19,362)

Changes in operating assets and liabilities:
Accounts receivable - trade	(9,743)	200,100
Unbilled receivables	(69,870)	-
Advances to models	38,131	52,854
Prepaid expenses	(17,720)	957
Advances to employees	(6,755)	(1,815)
Deposits	-	(11,400)
Bank overdraft	-	37,994
Accounts payable and accrued expenses	201,554	(169,520)
Model fees payable	(19,195)	(46,959)
Payable to photographers	99,989	-
Model reserves	(3,895)	13,737
Accrued employment service liabilities	125,072	-
Taxes payable	(200)	1,200
Accrued interest	95,320	139,864

Net cash used in operating activities	(940,357)	(613,850)

Investing activities:
Cash paid for purchase of ESI	(750,000)	-
Purchases of property and equipment	(24,376)	(3,762)

Net cash used in investing activities	(774,376)	(3,762)

(continued)

See accompanying notes to these financial statements. - K4 -

Warning Management Services, Inc.
(F/K/A Warning Model Management, Inc.)
Consolidated Statements of Cash Flows (Continued)
For The Nine Months Ended September 30, 2004 and 2003

	September 30, 2004	September 30, 2003
	(unaudited)	(unaudited)
Financing activities:
Debt issuance costs	(119,500)	-
Restricted cash	(99,681)	-
Proceeds from convertible notes payable	810,000	50,000
Payments on convertible notes payable	(78,000)	-
Borrowings from secured lines of credit	875,577	594,916
Payments on secured lines of credit	(574,053)	(962,276)
Exercise of warrants	575,625	48,000
Payments on capital lease obligation	(7,256)	(14,919)
Borrowings under bank lines of credit	139,288	-
Payments under bank lines of credit	(39,780)	(2,049)
Proceeds from notes payable	816,000	495,000
Payments on notes payable	(496,000)	(113,750)
Advances from shareholders	29,000	93,788
Payments on advances from shareholders	(60,625)	(32,000)

Net cash provided by (used in) financing activities	1,770,595	156,710

Increase (Decrease) in cash and cash equivalents	55,862	(460,902)

Cash and cash equivalents, beginning of period	-	503,422

Cash and cash equivalents, end of period	$55,862	$42,520

Supplemental disclosures of cash flow information:
Cash paid during the period for
Interest	$65,534	$11,555
Taxes	$2,812	$-

Supplemental schedule of non-cash financing activities
Value of convertible benefit feature on convertible debt	$230,500	$8,824

Conversion of debt and interest to common stock	$1,208,231	$-

Common stock issued for services	$30,000	$316,324

Expense recognized on warrants/options granted	$691,875	$-

Acquisition of ESI, financed with debt to the seller	$750,000	$-

See accompanying notes to these financial statements. - K5 -

Warning Management Services, Inc.
(F/K/A Warning Model Management, Inc.)
Notes To Financial Statements
September 30, 2004

1.    Summary of Significant Accounting Policies

A.    General Description of Business

Warning Management Services, Inc., (“WNMI” or “The Company”) has two operating subsidiaries, Warning Model Management, LLC (“Warning Model” or “WAMM”) and Employment Systems, Inc., (“ESI”). Warning Model provides high-quality fashion models to the Southern California market. Los Angeles is one of the premier locations for the creation of fashion advertisements and television commercials, with WAMM being one of Los Angeles’s premier model management companies. The Company’s current clients include major fashion companies, major department stores and major fashion magazines.

In August 2004, at the annual shareholders meeting, the shareholders approved to change the Company’s name to Warning Management Services, Inc., and to increase the authorized share of common stock form 800 million to 2 billion.

On September 8, 2004, WNMI completed its acquisition of 100% of the issued and outstanding shares of common stock of Employment Staffing, Inc. (“ESI”). The purchase price was $1.5 million. ESI is located in San Diego, California and primarily provides temporary staffing services to various municipalities and government entities and certain private industry entities in California.

The operating results of ESI beginning September 8, 2004 are included in the accompanying consolidated statements of operations.

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

On December 27, 2002, FIXN merged with Warning Model Management, LLC (“WAMM”), a California limited liability company.

K6

Warning Management Services, Inc. (f/k/a Warning Model Management, Inc.) Notes to Financial Statements September 30, 2004

1.    Summary of Significant Accounting Policies (continued)

B.    Basis of Presentation and Organization

These unaudited consolidated financial statements represent the financial activity of Warning Management Services, Inc., and its subsidiaries. The consolidated financial statements for the three and nine months ended September 30, 2004 and 2003, have been prepared in accordance with generally accepted accounting principles for interim financial information in the US and in accordance with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to consolidated financial statements and footnotes thereto for the fiscal quarter ended September 30, 2004, included herein. The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All inter-company transactions were eliminated. The Company’s fiscal year ends on December 31 each year. The financial statements and notes are representations of the management and the Board of Directors, who are responsible for their integrity and objectivity.

The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003.

Consolidation Policy

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, after elimination of all material inter-company accounts, transactions and profits. These financial statements consolidate the accounts of the WNMI and its subsidiaries.

Going-Concern Issues Arising from Recurring Losses and Cash Flow Problems

As shown in the accompanying Financial Statements, the Company has incurred recurring losses from operations, and as of September 30, 2004, the Company’s current liabilities exceeded its current assets by $2,998,104, and its total liabilities exceeded its total assets by $4,751,817. Management has been able obtain additional financing through the issuance of debt. In addition, the Company has instituted more efficient management techniques for its Warning Model subsidiary and continues to attract and add new models and clients (expanding to include representing fashion photographers). Management believes these factors will contribute toward achieving profitability. The accompanying Financial Statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. In May 2004, the Company raised $810,000 in cash through the issuance of convertible notes payable. In September 2004, the Company acquired ESI, a temporary staffing company that provides staffing services to various municipalities, government and private entities in California.

K7

Warning Management Services, Inc. (f/k/a Warning Model Management, Inc.) Notes to Financial Statements September 30, 2004

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

Concentration of cash

The Company at times maintains cash balances in excess of the federally insured limit of $100,000 per institution. There were no uninsured balances at September 30, 2004 or December 31, 2003.

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

K8

Warning Management Services, Inc. (f/k/a Warning Model Management, Inc.) Notes to Financial Statements September 30, 2004

1.    Summary of Significant Accounting Policies (continued)

E.    Revenue Recognition

The Company’s revenues from are derived from four sources.

Three of the revenue sources are derived from WAMM.

The Company’s first source of revenue is from model services provided to print media. Revenue for print media is recorded when the models have completed the fashion shoot. The revenue is recorded at gross billings, which includes all agency fees. Costs of revenues consist of payments due to the models for services rendered and expenses and costs incurred for models in performance of those services.

The second source of revenue is from commissions on payments received for talent by models and actors for appearing in television and cable commercials. The Company records a commission of 10% to 15% when cash is received.

The third source of revenues is from photographers doing work for print media. The revenue from photographers is recorded when the photographers work/job is completed.  The revenue is recorded as gross billings. Costs of revenues consist of payments due to the photographers for services rendered and expenses and costs incurred for photographers in performance of those services.

The fourth source of revenue is from temporary staffing at ESI. The Company records gross revenue for temporary staffing provided through ESI. The Company has concluded that gross reporting is appropriate because the Company (i) has the risk of identifying and hiring qualified employees, (ii) has the discretion to select the employees and establish their price and duties and (iii) bears the risk for services that are not fully paid for by customers. Temporary staffing revenues are recognized when the services are rendered by the Company's temporary employees. Temporary employees placed by the Company are the Company's legal employees while they are working on assignments. The Company pays all related costs of employment, including workers' compensation insurance, state and federal unemployment taxes, social security and certain fringe benefits. The Company assumes the risk of acceptability of its employees to its customers.

PEO Service Fees and Worksite Employee Payroll Costs

The Company recognizes its revenues associated with ESI’s PEO business pursuant to EITF 99-19 "Reporting Revenue Gross as a Principal versus Net as an Agent.” The Company's revenues are reported net of worksite employee payroll cost (net method).

In determining the pricing of the markup component of the gross billings, the Company takes into consideration its estimates of the costs directly associated with its worksite employees, including payroll taxes, benefits and workers’ compensation costs, plus an acceptable gross profit margin. As a result, the Company’s operating results are significantly impacted by the Company’s ability to accurately estimate, control and manage its direct costs relative to the revenues derived from the markup component of the Company’s gross billings.

K9

Warning Management Services, Inc. (f/k/a Warning Model Management, Inc.) Notes to Financial Statements September 30, 2004

1.    Summary of Significant Accounting Policies (continued)

E.    Revenue Recognition (continued)

Temporary Staffing - ESI (continued)

PEO Service Fees and Worksite Employee Payroll Costs (continued)

Consistent with its revenue recognition policy, the Company’s direct costs do not include the payroll cost of its worksite employees.

F.    Use of Estimates

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

Management makes estimates that affect the value attributed to purchased contracts, acquired workforce, reserves for doubtful accounts, depreciation and reserves for any other commitments or contingencies. Any adjustments applied to estimates are recognized in the year in which such adjustments are determined.

G.    Segments of an Enterprise and Related Information

The Company follows SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” SFAS No. 131 requires that a public business enterprise (optional for a private enterprise) report financial and descriptive information about its reportable operating segments on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments. Currently, the Company operates in two segments, due to the acquisition of ESI.

Intangible Assets and Goodwill

In September 2004, the Company acquired ESI in a business combination accounted for as a purchase. The purchase price of $1,550.000, which was paid in cash and a promissory note payable, exceeded the net assets acquired by approximately $1.2 million. Of that excess amount, approximately $774,000 was assigned to contracts and customer list, and the remainder to work force. The value attributable to purchased contracts was determined by management based on the discounted cash flows. The value attributed to these intangible assets is being amortized on the straight-line method over their estimated life of three years. Amortization expense charged to operations was $22,690 for both the three and nine months ended September 30, 2004 and 2003. There was no amortization expense for goodwill in 2003.

K10

Warning Management Services, Inc. (f/k/a Warning Model Management, Inc.) Notes to Financial Statements September 30, 2004

1.    Summary of Significant Accounting Policies (continued)

G.    Segments of an Enterprise and Related Information (continued)

Intangible Assets and Goodwill (continued)

Long-lived assets are reviewed whenever indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the related asset carrying amount.

H.    Business Risks and Credit Concentrations

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

I.    Recent Accounting Pronouncements

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

K11

Warning Management Services, Inc. (f/k/a Warning Model Management, Inc.) Notes to Financial Statements September 30, 2004

1.    Summary of Significant Accounting Policies (continued)

I.    Recent Accounting Pronouncements (continued)

In December 2003, the FASB issued a revised SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" which replaces the previously issued Statement. The revised Statement increases the existing disclosures for defined benefit pension plans and other defined benefit postretirement plans. However, it does not change the measurement or recognition of those plans as required under SFAS No. 87, "Employers' Accounting for Pensions," SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." Specifically, the revised Statement requires companies to provide additional disclosures about pension plan assets, benefit obligations, cash flows, and benefit costs of defined benefit pension plans and other defined benefit postretirement plans. Also, companies are required to provide a breakdown of plan assets by category, such as debt, equity and real estate, and to provide certain expected rates of return and target allocation percentages for these asset categories. The Company has implemented this pronouncement and has concluded that the adoption has no material impact to the consolidated financial statements.

In December 2003, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition.” SAB 104 supersedes SAB 101, “Revenue Recognition in Consolidated Financial Statements.” SAB 104’s primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superseded as a result of the issuance of EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” Additionally, SAB 104 rescinds the SEC’s Revenue Recognition in Consolidated Financial Statements Frequently Asked Questions and Answers (“the FAQ”) issued with SAB 101 that had been codified in SEC Topic 13, Revenue Recognition. Selected portions of the FAQ have been incorporated into SAB 104. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104, which was effective upon issuance. The adoption of SAB 104 did not impact the consolidated financial statements.

J    Advances to Models

The Company pays bills on behalf of models for the preparation of their professional modeling portfolios and for travel costs. These amounts have no specific repayment terms, but management expects repayment within one year.

K12

Warning Management Services, Inc. (f/k/a Warning Model Management, Inc.) Notes to Financial Statements September 30, 2004

1.    Summary of Significant Accounting Policies (continued)

K.    Receivables

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

L.    Unbilled Receivables

Unbilled Receivables represent revenue earned in the current period but not billed to the customer until future dates, usually within one month.

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

N.    Comprehensive Income (Loss)

Comprehensive income consists of net income and other gains and losses affecting shareholders’ equity that, under generally accepted accounting principles are excluded from net income in accordance with Statement on Financial Accounting Standards No. 130, “Reporting Comprehensive Income.” The Company, however, does not have any components of comprehensive income (loss) as defined by SFAS No. 130 and therefore, for the six months ended September 30, 2004 and 2003, comprehensive income (loss) is equivalent to the Company’s reported net income (loss).

K13

Warning Management Services, Inc. (f/k/a Warning Model Management, Inc.) Notes to Financial Statements September 30, 2004

1.    Summary of Significant Accounting Policies (continued)

O.    Stock-Based Compensation

The Company accounts for its stock-based employee compensation plans using the intrinsic value method. As such, compensation expense is recorded on the date of grant if the current market price of the underlying stock exceeds the exercise price. The compensation expense is recorded over the vesting period of the grant.

As allowed under SFAS 123, “Accounting for Stock Based Compensation”, the Company applies APB Opinion No. 25 in accounting for its stock-based compensation plans and, accordingly, no compensation cost has been recognized for the plans in the financial statements because no options were granted to employees during the three and nine months ended September 30, 2004 and 2003.

	Three Months Ended September 30,
	2004	2003
Net income (loss):
As reported	$(772,173)	$(655,973)
Fair value based method
compensation expense	-	-
Pro forma	$(772,173)	$(655,973)
Basic and diluted net income (loss) per share:
As reported	$(0.00)	$(0.01)
Pro forma	$(0.00)	$(0.01)

	Nine Months Ended September 30,
	2004	2003
Net income (loss):
As reported	$(2,686,496)	$(1,438,464)
Fair value based method
compensation expense	-	-
Pro forma	$(2,686,496)	$(1,438,464)
Basic and diluted net income (loss) per share:
As reported	$(0.01)	$(0.02)
Pro forma	$(0.01)	$(0.02)

During the nine months ended September 30, 2004, the Company granted warrants/options convertible into 100,750,000 to various consultants under the terms of its 2004 Consulting and Legal Services Plan. These warrants/options were granted at below the current market price, and the Company recognized additional expense of $691,875 related to these grants. There were no options or warrants granted to employees during the period.

K14

Warning Management Services, Inc. (f/k/a Warning Model Management, Inc.) Notes to Financial Statements September 30, 2004

1.    Summary of Significant Accounting Policies (continued)

P.    Acquisition of ESI

On September 8, 2004, the Company completed the purchase of ESI, a temporary staffing company, which was a subsidiary of a publicly held company, by acquiring all of the outstanding capital stock of ESI for a total purchase price of $1,550,000. The acquisition was accounted for using the purchase method of accounting and, accordingly, ESI’s results of operations have been included in the consolidated financial statements since the date of acquisition. The source of funds for the acquisition was a combination of the Company’s available cash, promissory note payable to the seller, and advances totaling $600,000 under a new credit facility.

The following table presents the allocation of the acquisition cost, including professional fees and other related acquisition costs, to the assets acquired and liabilities assumed, in accordance with SFAS Nos. 141 and 142:

Cash and cash equivalents	$-
Accounts receivable	484,482
Other receivables	356,244
Property and equipment	5,654
Goodwill and contracts	1,242,266
Other assets	58,231
Total assets	$2,146,877
Notes payable debt due within one year	$-
Other current liabilities	614,632
Long-term accrued liabilities	-
Total liabilities	$614,632
Total acquisition cost	$1,532,245

The allocation of the purchase price is based on preliminary data and could change when final valuation information is obtained.

The following (unaudited) pro forma consolidated results of operations have been prepared as if the acquisition of ESI had occurred at January 1, 2003:
	Three months ended		Nine months ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003
Sales	$3,252,212	$2,546,149	$8,409,001	$9,554,580
Net income	$(1,541,811)	$(576,152)	$(3,302,273)	$(1,266,226)
Net income per share—Basic	$(0.00)	$(0.01)	$(0.01)	$(0.02)
Net income per share—Diluted	$(0.00)	$(0.01)	$(0.01)	$(0.02)

K15

Warning Management Services, Inc. (f/k/a Warning Model Management, Inc.) Notes to Financial Statements September 30, 2004

1.    Summary of Significant Accounting Policies (continued)

P.    Acquisition of ESI (continued)

The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisitions been consummated as of that time, nor is it intended to be a projection of future results.

Q.    Reclassifications

Certain amounts in the 2003 financial statements have been reclassified to conform to the 2004 presentations. These reclassifications had no effect on previously reported results of operations or retained earnings.

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

3.    Financing Agreement

The Company had a secured asset-borrowing program with a financial institution to collateralize, with recourse, certain eligible trade receivables up to a maximum percentage of 70% of the net amounts of each receivable at September 30, 2004. Subsequently, in November, 2004 for the Company’s ESI subsidiary the maximum percentage has been increased to 75%. For WAMM, as receivables collateralized to the financial institution are collected, the Company may transfer additional receivables up to the discretion of the lending institution with a maximum line of $300,000. ESI has the secured-asset-borrowing program with the same institution to collateralize, with recourse, it eligible trade receivables, which ESI can use up to the maximum line of $1,000,000. The Company retains the right to recall collateralized receivables under the program, and the receivables are subject to recourse. Therefore, the transaction does not qualify as a sale under the terms of Financial Accounting Standards Board Statement No. 125 (Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities). Included in the Balance Sheets as receivables at September 30, 2004, and December 31, 2003, are account balances totaling $839,088 and $292,746 of uncollected receivables collateralized to the financial institution.

K16

Warning Management Services, Inc. (f/k/a Warning Model Management, Inc.) Notes to Financial Statements September 30, 2004

4.    Line of Credit

The Company has an unsecured line of credit agreement with a bank, which provides that it may borrow up to $50,000 at the interest rate of 12% per annum. At September 30, 2004 and December 31, 2003, $50,000 and $50,000 were borrowed against the line of credit, respectively. The line of credit is renewable annually by mutual agreement of the parties.

In 2004, The Company has a secured line of credit agreement with a bank, which provides that it may borrow up to $100,000 at the interest rate of 1.5% per annum. At September 30, 2004, the Company has borrowed $100,000 against the line of credit. The line of credit is renewable annually by mutual agreement of the parties. The Company has a $99,681 certified deposit with the bank, which is collateralized against any borrowings.

5.    Equity

Shareholders’ Meeting

At a meeting on August 5, 2004, the shareholders approved the increase in authorized common shares to 2 billion.

Common Stock

During the nine months ended September 30, 2004, the Company issued 5,950,000 shares of its registered common stock, having a market value of $30,000, to three individuals in lieu of cash compensation for services rendered.

During the nine months ended September 30, 2004, the holders of convertible debentures converted $1,031,086 of principal and $177,145 of interest into 565,390,938 shares of the Company’s common stock.

During the nine months ended September 30, 2004, the Company issued registered warrants/options convertible into 100,750,000 shares of its common stock to various consultants. The exercise price of the warrants/options ranged from $0.0025 to $0.01 per share. All warrants/options were exercised as of March 31, 2004, and the Company recognized compensation expense of $691,875 related to these grants. The compensation expense was determined based on the intrinsic value method. The warrants or options were granted in lieu of cash compensation for legal and management consulting services rendered. The Company received aggregate cash proceeds of $575,625 as result of the warrants/options exercised.

K17

Warning Management Services, Inc. (f/k/a Warning Model Management, Inc.) Notes to Financial Statements September 30, 2004

6.    Related Party Transactions

Mr. Steve Chamberlin

At September 30, 2004, the Company has advances to Mr. Chamberlin totaling $28,040. These advances are due on demand and are non-interest-bearing. These advances to Mr. Chamberlin were made by the Company when it was privately-held, and prior to its merger with Famous Fixins, Inc.

Company’s Corporate Services Agreement with Dalrada Financial Corporation

The Company has a corporate services agreement with Dalrada Financial Corporation (Dalrada) an entity whose CEO and Chairman is also the Company’s CEO and Chairman of the board of directors. Under the terms of the agreement, the Company pays a fee to Dalrada for various support staff, administrative services, and rent related to the operations of its subsidiary ESI. Fees incurred to Dalrada totaled $18,771 for the three and nine months ended September 30, 2004. The Company had no such agreement in 2003.

Source One Group

In April 2004, the Company has engaged the services of Source One Group, a professional employer organization. The Company is charged an administration fee for processing payroll. Source One Group is a wholly-owned subsidiary of Dalrada. The Company has paid $7,766 and $15,180 to Source One Group in administrative fees during the three and nine months ended September 30, 2004. These fees are commensurate with the industry.

Unconditional Purchase Obligation in Connection with Acquisition of ESI

In connection with the ESI acquisition in September 2004, ESI and the Company entered into a payroll processing agreement whereby the Company committed to contract with Source One Group, a subsidiary of Dalrada, for all of its payroll processing. During the first three weeks after the transaction. Dalrada Financial Corporation is a guarantor for the $750,000 note payable issued to the seller of ESI. The Company contracted with Dalrada through Source One Group to provide payroll processing services in order to have Dalrada act as the guarantor for the note payable. The fees charged by Dalrada for payroll processing are at market rates. The fees paid to Dalrada for payroll processing for the three and nine month period ending September 30, 2004 are $24,044.

K18

Warning Management Services, Inc. (f/k/a Warning Model Management, Inc.) Notes to Financial Statements September 30, 2004

6.    Related Party Transactions (continued)

Transactions with shareholders

A shareholder has advanced an additional $29,000 to the Company during the nine months ended September 30, 2004. The Company has repaid $60,625 of shareholder advances as of September 30, 2004, and a shareholder forgave an additional $41,780. The advances bear an interest rate of 10% per annum, and are due on demand.

As of September 30, 2004, shareholders advances total $40,383, which are due on demand and bear 10% interest per annum.

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

Law Suit Filed Against Warning Management Services, Inc., Its Subsidiaries, Officers and Directors

Warning Management Services, Inc., received notice on or about July 12, 2004 that a complaint was filed by two plaintiffs, Michela Huth and Edward Pekarek, in the United States District Court for the Northern District of Ohio claiming violation of Federal Securities Laws; Fraud; Breach of Fiduciary Duty; Market Manipulation; Insider Trading By Misappropriation of Propriety Information; Unjust Enrichment; Negligent Misrepresentations and/or Omissions.

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

K19

Warning Management Services, Inc. (f/k/a Warning Model Management, Inc.) Notes to Financial Statements September 30, 2004

7.    Commitments and Contingencies (continued)

A.    Legal (continued)

Law Suit Filed Against Warning Management Services, Inc., Its Subsidiaries, Officers and Directors (continued)

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

The Plaintiffs filed an Ex Parte application on July 19, 2004.  On August 4, 2004 the TRO was heard by the court, and all requests by the plaintiff were denied. The hearing on the complaint has been continued.

The Officers and Directors of Warning Management Services, Inc., feel that the complaint has no merit and have retained counsel to defend itself against this action.

B.    Operating Leases

The Company’s principal executive offices relocated to a 3,479 square foot facility at 9440 Santa Monica Boulevard, Suite 400, Beverly Hills, CA 90210. The Company leases the facility under a 60-month agreement that terminates on April 30, 2005, with the option to renew for an additional six months. The aggregate rental cost for the nine months ended September 30, 2004 and 2003 was $61,060. All operations were performed at this facility.

The Company’s ESI subsidiary sub-leases its offices (an approximately 1,500 square foot facility) from Dalrada Corporation, a related party. The offices are located at 9449 Balboa Avenue, San Diego, CA 92123. The Company leases the facility under a month-to-month agreement. As of October 1, 2004, the Company will start paying monthly rent of $2,705.

The aggregate rental cost for the nine months ended September 30, 2004 and 2003 was $61,060.

K20

Warning Management Services, Inc. (f/k/a Warning Model Management, Inc.) Notes to Financial Statements September 30, 2004

7.    Commitments and Contingencies (continued)

B.    Operating Leases (continued)

The Company also leases office equipment under an open-ended operating lease. The aggregate monthly rental (exclusive of sales tax) is $585 per month.

In September 2002, the Company leased an automobile under a 36-month non-cancelable operating lease agreement. The Company is obligated to pay $1,392 per month.

C.    Contingent Liability

On May 15, 2002, FIXN completed a transaction pursuant to a Settlement of Debts and Asset Purchase Agreement, dated March 29, 2002, with Starbrand, LLC, pursuant to which FIXN divested all of its operations and sold substantially all of its assets and certain specified liabilities to Starbrand, LLC, in exchange for cancellation of $450,000 of outstanding 4%, $1,500,000 convertible debentures. FIXN is contingently liable for the payment of the liabilities transferred aggregating approximately $200,000. No claim has been made regarding these liabilities as of September 30, 2004, and management believes that it is remote that any claim may arise, thus no reserve is deemed necessary.

8.    Notes Payable

Notes payable at September 30, 2004, and December 31, 2003, consist of the following:

In September 2004, the Company obtained $600,000 in debt financing in the form of short-term notes (maturing in 28 days) bearing interest of 7.5% per annum, which is due at maturity. On September 28, 3004, the Company repaid $200,000.

In September 2004, the Company issued a 6% promissory note for $750,000 to the seller of ESI. The promissory note is a short-term note maturing in September 2005. The note requires payments of $60,000 per month starting October 1, 2004.

K21

Warning Management Services, Inc. (f/k/a Warning Model Management, Inc.) Notes to Financial Statements September 30, 2004

8.    Notes Payable (continued)

In May, 2004, the Company executed an agreement with a group of investors whereby the Company issued $810,000 in convertible loan notes. The Company issued warrants convertible into 91,797,300 shares of common stock at an exercise price of $0.025 per share in conjunction with these notes. These convertible notes mature in May 2005, and have no stated interest per annum, however, the note holders are entitled to a premium of $243,000 at maturity and the premium can be either in cash or shares of the Company’s common stock. The note holders are entitled to convert, at any time, any portion of the principal of the convertible notes to common stock at a conversion price of $0.0075 for each share. Total funds received of $810,000 were allocated as follows: none to the convertible notes; $460,000 to the detachable note warrants; $230,500 to the beneficial conversion feature; and $119,500 were debt issuance costs related to legal fees and commissions. The value allocated to the note warrants, the beneficial conversion feature, and the debt issuance costs are being amortized to interest expense over the term of these notes. The holders have converted $218,903 as of September 30, 2004.

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

In July 2003, the Company obtained $300,000 in debt financing in the form of short-term notes bearing 18% interest per annum. The Company issued warrants convertible into 5,000,000 shares of common stock at an exercise price of $0.01 per share. Management determined the fair value of the warrants issued to be $25,000, which was amortized over the term of the note.

In August 2003, the Company obtained short-term debt financing of $50,000 from an unrelated party. During the nine months ended September 30, 2004, the Company has repaid $50,000.

In December 2003, the Company obtained short-term debt financing of $50,000 from an unrelated party. During the nine months ended September 30, 2004, the Company has repaid $30,000.

K22

Warning Management Services, Inc. (f/k/a Warning Model Management, Inc.) Notes to Financial Statements September 30, 2004

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

K23

Warning Management Services, Inc. (f/k/a Warning Model Management, Inc.) Notes to Financial Statements September 30, 2004

9.    Convertible Debentures & Promissory Notes (continued)

4% Convertible Debentures Payable (continued)

The financial statements as of September 30, 2004, reflect the remaining principal amount of the 4% debentures, less any unamortized bond discount. During the nine months ended September 30, 2004, the Company has converted $750,696. Interest on the indebtedness is accrued through September 30, 2004.

5% Convertible Debentures Payable

The 5% Debenture holders are entitled to convert, at any time, any portion of the principal of the 5% Debentures to common stock at a conversion price for each share at the lower of (a) 80% of the market price at the conversion date or (b) $0.55. The 5% Debentures include an option by FIXN to exchange the Debentures for Convertible Preferred Stock.

The following summarizes the outstanding balance of the 5% Debentures at September 30, 2004 and December 31, 2003:

	2004	2003
Outstanding principal amount of 5% debentures	$20,975	$33,975
Less unamortized discount for warrants issued	-	-

Carrying amount	$20,975	$33,975

The holder has converted $13,000 in principal and $2,719 in interest during the nine months ended September 30, 2004.

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

K24

Warning Management Services, Inc. (f/k/a Warning Model Management, Inc.) Notes to Financial Statements September 30, 2004

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

The financial statements as of September 30, 2004, reflect the remaining principal amount of the 10% debentures, less the unamortized bond discount attributable to the beneficial conversion feature and the warrants. During the nine months ended September 30, 2004, the Company has converted $20,000. Interest on the indebtedness is accrued through September 30, 2004.

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

K25

Warning Management Services, Inc. (f/k/a Warning Model Management, Inc.) Notes to Financial Statements September 30, 2004

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

During the nine months ended September 30, 2004, the company has repaid $78,000 of principal in cash and has converted $4,162 of principal into 1,601,000 shares of its common stock.

The financial statements as of September 30, 2004, reflect the remaining principal amount of the 4% debentures to shareholders, less the unamortized bond discount. The net carrying value is $343,804. Interest on the indebtedness is accrued through September 30, 2004.

K26

Warning Management Services, Inc. (f/k/a Warning Model Management, Inc.) Notes to Financial Statements September 30, 2004

10.    Segment Information

The Company managed and internally reported the Company's business as two reportable segments, principally, (1) model management, (2) and temporary staffing.

Segment information for the three and nine months ended September 31, 2004 is as follows:

	Model Management	Staffing	Total
3 months ended 9/30/2004
Revenues	$754,305	$515,969	$1,270,274
Operating income (loss)	$(145,303)	$11,603	$(133,700)

9 months ended 9/30/2004
Revenues	$1,613,150	$515,969	$2,129,119
Operating income (loss)	$(895,020)	$11,603	$(883,417)

The temporary staffing services business was acquired on September 8, 2004.

11.    Subsequent Events

In October and November 2004, the Company converted $149,211 of convertible debt and related interest into 127,883,540 shares of its common stock.

K27

Warning Management Services, Inc.
(f/k/a Warning Model Management, Inc.)
September 30, 2004

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

Plan of Operation

Short-term Objectives:

•	With the new acquisition of Employment Systems, Inc, a staffing company, we are able to expand business operations. The Company expects expanded growth in the staffing revenues though expansion of its customer base, and as well as to continue to expand revenue through organic growth of existing business lines of its modeling agency division;

•	To increase revenues from the modeling agency division, through the sourcing and development of new talent in both male and female models and photographers

•	Seek additional financing so as to provide capital to rapidly growing components of the organization, such as the new staffing company and its Modeling agency’s Talent and Photo Division.

Long-term Objectives:

•	Continue business expansion through acquisition, merger or joint venture with business areas to provide growth and incremental ongoing expansion of revenues;

•	Acquires complementary product lines to provide a broader service offering for customers, expand services including additional staffing venues and industries, and modeling, talent and photographers careers and other revenue sources.

We have no expected or planned sale of significant property or equipment.

As shown in the accompanying Financial Statements, WNMI has incurred recurring losses from operations, and as of September 30, 2004 the Company’s current liabilities exceeded its current assets by $2,998,104, its total liabilities exceeded its total assets by $4,751,817, and for the period ending September 30, 2004, net cash used in operations was ($940,357). These factors raise doubt about the Company’s ability to continue as a going concern.

In addressing the going concern issue, WNMI has been able obtain additional financing through the issuance of debt which has been used for acquiring Employment systems, Inc. (“ESI”), and for capital to attract and add new models and clients. In addition, WNMI is doing the following in its effort to reach profitability and to develop the business:

•	Cut costs in areas that add the least value to WNMI.
•	Expand the base of customers for the staffing business
•	Bring in new models, talent, photographer and new modeling business lines
•	Further Develop the Staffing customer base and existing model, talent and photographers to derive more revenues

We feel that sufficient working capital will be available from it’s internal operations and from outside sources during the next twelve months thereby enabling us to meet our obligations and commitments as they become payable for the following reasons: 1) On April 23, 2004, WNMI entered into a private funding where a net of $690,000 cash was received, 2) we have successfully negotiated with a financial institution a $100,000 credit line, 3) $2,563,122 of our debt is with management, 3) on August 18, 2004, we received additional funds pursuant to issuing a promissory note in the amount of $600,000, and 4) we have a secured credit line of up to $1,000,000 with a banking facility for ESI. WNMI has in the past successfully relied on private placements of common stock securities, bank debt and loans from private investors to sustain operations. If WNMI is unable to obtain additional funding in the future, it may be forced to curtail or terminate operations.

Results of Operations

Three Months Ended September 30, 2004 Compared to September 30, 2003

Consolidated Revenue for the three month period ended September 30, 2004 was $1,270,274 as compared to $212,869 for the same period in 2003, or a increase of $1,057,405 or 497%. The increase is attributable to the following, 1) $515,969 in revenue from the acquisition of the staffing company, Employment Systems Inc. (“ESI”). The $515,969 ESI revenue represents 21 days of the quarter, 2) $206,515 of the increase is attributable to a reclass of talent payment from cost of sales to an offset of revenue and 3) $334,921 increase in modeling revenue.

The $334,921 increase in Modeling revenue is primarily attributable to the following: 1) $252, 000 in photography business which is a result of adding more photographers to our client base and 2) $80,000 in print business which is a result of increased advertisement spending this year versus last year. .

Consolidated gross profit for the three-month period ended September 30, 2004 was $292,427 as compared to $(187,210) for the same three month period in 2003, or an increase of $479,637 or 256%. This increase in consolidated gross profit was attributable to mainly to the following; 1) the additional gross margin of $76,565 from ESI and 2) $403,072 increase in modeling gross margin.

The $403,072 increase in modeling gross margin consists of 1) $40,826 in the new photography area, 2) $10,467 in talent commissions and 3) $351,779 in print margins.

Consolidated Operating expenses for the three-month period ending September 30, 2004 were $530,289 as compared to $328,743 for the same period in 2003, or an increase of $201,546 or 61%. The increase in consolidated operating expense was mainly attributable to $64,761 in operating expenses from the ESI subsidiary and an increase of $136,785 in modeling operating expenses.

ESI operating expenses for the three month period (21 days) consisted of the following: 1) $7,294 in professional fees, 2) 24,984 in office supplies and equipment rentals, 3) $3,544 in insurance expense, and 4) $28,939 in depreciation.

The modeling increase in operating expense of $136,785 for the three month period was mainly attributable to 1) an increase of $21,478 in business development, 2) an increase in salaries of $39,347, and 3) an increase in general and administrative expenses of $82,968 (which was primarily due to an increase in professional and consulting expenses), offset by 1) a decrease in depreciation expense of $1,257, and 2) a decrease in rent and operating lease expenses of $5,751.

Consolidated Interest expense was $527,665 for the three-month period ending September 30, 2004 as compared to $135,048 for the same period in 2003 for an increase of $392,617 or 291%. This increase in interest expense was a mainly attributable to an increase in bond amortization discount and issuance expense of $414,490 offset by miscellaneous interest items amounting to $21,873.

The net consolidated (loss) for the Company for the three-month period ended September 30, 2004 was $(772,173) compared to $(656,033) for the same period ending September 30, 2003 for an increase of $(166,140) or 18%.

Nine Months Ended September 30, 2004 Compared to September 30, 2003

Consolidated Revenues for the nine-month period ended September 30, 2004 were $2,129,119 as compared to $1,240,276 for the same period in 2003, or an increase of $888,843 or 72%. The increase is mainly attributable to the acquisition of the staffing company Employment Systems Inc. (“ESI”), amounting to $515,969 of the increase. The remaining increase of $372,874 is attributable to the modeling business.

The $372,874 increase in Modeling revenue is attributable primarily to the following: 1) $387,392 in photography business which is a result of adding photographers to our client base, 2) a $(50,386) decrease in print management business which is a result of the first two quarters being below average due to the general malaise in print advertising_, and 3) a $35,868 increase in commercial management revenue,

Consolidated Gross profit for the nine-month period ended September 30, 2004 was $503,610 as compared to $346,040 for the same period in 2003, or an increase of $157,570 or 46%. This increase in gross profit was attributable mainly to the addition of $76,565 in gross profit from ESI with the remaining increase of $81,005 in modeling gross profit.

The increase modeling gross profit of $81,005 was a result of a reduction in Model fee revenues and related costs plus the addition of the photography line.

Consolidated operating expenses for the nine-month period ending September 30, 2004 were $2,226,922 as compared to $1,421,421 for the same period in 2003, or an increase of $805,501 or 57%. The increase in operating expenses was mainly attributable to $64,761 in operating expenses from the ESI subsidiary and an increase of $740,740 in modeling operating expenses.

ESI operating expenses for the nine-month period (21 days) consisted of the following: 1) $7,294 in professional fees, 2) 24,984 in office supplies and equipment rentals, 3) $3,544 in insurance expense, and 4) $28,939 in depreciation.

The $733,198 increase in other operating expenses for the nine-month period is mainly attributable to: 1) an increase in salaries and wages of $261,506 which consisted mainly of the $100,000 bonus to Steve Chamberlin with the remaining $161,506 attributable to the addition of three employees and increases in other salaries, 2) an decrease in general and administrative of $470,906 which is attributable to an increase in consulting fees of $647,205, an increase in bank loan fees of $18,986 and an increase in office expenses of $51,568 offset by a decrease in accounting fees of $72,528, a decrease in legal fees of $20,175, and a decrease bad debt expense of $154,150 arising from adjustments to reserves for doubtful accounts receivable and advances, 3) a decrease in business development of $957 due to a decrease in travel and entertainment, 4) an increase in rent and operating lease expenses of $7,708, and 5) a decrease in depreciation expense of $5,965. Interest expense was $1,006,863for the nine-month period ending September 30, 2004, as compared to $374,188 for the same period in 2003, for an increase of $632,675 or 169%. The increase in interest expense in 2004 was attributable to a $550,456 increase in bond discount amortization, an increase in bond issuance expense of $74,634, a decrease of interest on promissory notes and loan from third parties of $35,680, an increase in secured credit line of $7,181 and an increase in interest from other sources of $36,084.

Other income net of other expenses of $ 45,029 increased $25,320 over the same period the prior year, an increase of 128%.

The net consolidated (loss) for the Company for the nine-month period ended September 30, 2004 was $(2,686,496) compared to $(1,438,464) for the nine-month period ended September 30, 2003 for an increase of $(1,248,032) or 87%.

Liquidity and Capital Resources

Nine Months Ended September 30, 2004

Net change in cash used in operating activities for the nine-month period ending September 30, 2004 was $(940,357), which mainly consisted of the net loss of $2,686,496 plus the following: 1) gain on forgiveness of debt of $63,063, 2) trade receivables of $9,743, 3) unbilled receivables ESI of $69,870,
4) prepaid expenses of $17,720, 5) advances to employees of $6,755, 6) model fees payable of $19,195, 7) model reserves of $3,895, 8) taxes payable of $200 and 9) other items of $26,336 offset by 1) depreciation and amortization of $39,624, 2) common stock issued for services of $30,000, 3) expense on warrants of $691,875, 4) bond and warrant discount of $641,351, 5) advances to models of $38,131, 6) accounts payable and accrued expenses of $201,554, 7) payables to photographers of $99,989, 8) accrued employment services, ESI, of $125,072 and 9) accrued interest of $95,320.

Net cash provided by (used in) investing activities was ($774,376) and ($3,762) for the nine month period ending September 30, 2004 and 2003, respectively. This change is due cash used for the purchase of ESI of $750,000 and purchases of property and equipment of $24,376.

Net cash provided by financing activities was $1,770,595 and $(156,710) for the nine month period ending September 30, 2004 and 2003, respectively, reflecting a change of $1,613,885. This increase use of cash was due to the following: 1) proceeds from issuance of convertible notes for $810,000, 2) borrowing from a secured line of credit of $875,577, 3) exercise of warrants $575,625, 4) borrowing on bank lines of credit of $139,288, 5) proceeds from notes payable of $816,000, and 6) advances form shareholders of $29,000, offset by 1) debt issuance costs of $119,500, 2) restricted cash of $99,681, 3) payment on convertible notes of $78,000, 4) payment on secured lines of credit of $574,053, 5) payment on capital lease obligations of $7,256, 6) payment on bank lines of credit, $39,780, 7) payments on notes payable of $496,000 and 8) payments on advances to shareholders of $60,625.

WNMI’s revenues have been insufficient to cover operating expenses. Therefore, WNMI has been dependent on private placements of its common stock and issuance of convertible notes and private funds via promissory notes from third parties in order to sustain operations. In addition, there can be no assurances that the proceeds from private or other capital will continue to be available, or that revenues will increase to meet WNMI’s cash needs, or that a sufficient amount of WNMI’s common stock or other securities can or will be sold or that any common stock purchase options/warrants will be exercised to fund the operating needs of WNMI.

Over the next twelve months an addition of $500,000 will be needed to sustain the business. Management is of the opinion that sufficient working capital will be obtained from operations and external financing to meet WNMI's liabilities and commitments as they become payable. WNMI has in the past relied on private placements of common stock securities, and loans from private investors to sustain operations. However, if WNMI is unable to obtain additional funding in the future, it may be forced to curtail or terminate operations.

Going-Concern Issues Arising from Recurring Losses and Cash Flow Problems

As shown in the accompanying Financial Statements, the Company has incurred recurring losses from operations, and as of September 30, 2004, the Company’s current liabilities exceeded its current assets by $2,998,104, and its total liabilities exceeded its total assets by $4,751,817. Management has been able obtain additional financing through the issuance of debt. In addition, the Company has instituted more efficient management techniques for its Warning Model subsidiary and continues to attract and add new models and clients (expanding to include representing fashion photographers).
Management believes these factors will contribute toward achieving profitability. The accompanying
Financial Statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. In May 2004, the Company raised $810,000 in cash through the issuance of convertible notes payable In August, 2004, the Company obtained a short time promissory note for $600,000. In September 2004, the Company acquired ESI, a temporary staffing company that provides staffing services to various municipalities, government and private entities in California.

The ESI subsidiary will contribute additional revenues. ESI’s growth pattern of its temporary staffing it should continue to add to the Companies revenues. The accompanying Financial Statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

News Releases

On September 28, 2004 we announced Warning Photo Photography by Marck Baptiste of Paris Hilton’s New Jobs.

On September 29, 2004 we announced the adding of Kymberly Marciano to our Warning photo roster. Ms. Marciano is a prominent children’s photographer.

      On November 22, 2004 WNMI to File Quarterly Earning late.

      On December 6, 2004 WNMI Update to Shareholders on Quarterly Filing

ITEM 3. CONTROLS AND PROCEDURES

As required by SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures at the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of our disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Warning Management Services, Inc. a/k/a Warning Model Management, Inc. received notice on or about July 12, 2004 that a complaint was filed by two plaintiffs, Michela Huth and Edward Pekarek, in the United States District Court for the Northern District of Ohio claiming violation of Federal Securities Laws; Fraud; Breach of Fiduciary Duty; Market Manipulation; Insider Trading By Misappropriation of Propriety Information; Unjust Enrichment; Negligent Misrepresentations and/or Omissions.

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

The Plaintiffs filed an Ex Parte application on July 19, 2004. On August 4, 2004, the TRO was heard by the court, and all requests by the plaintiff were denied.  We filed a motion for a change of venue which will be heard on or about January 3, 2005.

The Officers and Directors of Warning Management Services, Inc. a/k/a Model Management, Inc., feel that the complaint has no merit and has retained counsel to defend this action.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2004, WNMI issued the following:

On July 1, 2004, 4,032,319 shares were issued to Balmore SA at an average of $.0058 per share pursuant to rule 144K.

On August 17, 2004, 1,517,281 shares were issued to Balmore SA at $.0039 per share pursuant to rule 144K.

On August 17, 2004, 4,551,843 shares were issued to Austost Anstalt Schaan at $.0039 per share pursuant to rule 144K.

On August 23, 2004, 5,555,556 shares were issued to Alpha Capital at $.0018 per share pursuant to rule 144K.

On August 23, 2004, 24,556,440 shares were issued to Roseworth Group, Ltd. at $.00175 per share pursuant to rule 144K.

On September 24, 2004, 24,538,138 shares were issued to Roseworth Group, Ltd. at $.00185 per share pursuant to rule 144K.

Subsequent issuances

 On October 26, 2004, WNMI issued Mercator Momentum Fund, LP 17,045,455 shares at $.00088. These shares were registered in September 2003 and were for payment of interest on a convertible note

On October 29, 2004, WNMI paid down $29,545 of its convertible note Due Alpha Capital by issuing 27,031,619 shares at $.001093 per share.

On October 29, 2004, WNMI paid down $5,900 of its convertible note Due Ellis International by issuing 5,397,987 shares at $.001093 per share.

On November 3, 2004, WNMI paid down $29,500 of its convertible note Due Alpha Capital by issuing 29,207,921 shares at $.00101 per share.

On November 3, 2004, WNMI paid down $5,900 of its convertible note Due Ellis International by issuing 5,841,584 shares at $.00101 per share.

On November 19, 2004, WNMI issued Mercator Momentum Fund, LP 17,000,000 shares at $.00078. These shares were registered in September 2003 and were for payment of principal and interest on a convertible note

On November 19, 2004, WNMI issued Mercator Momentum Fund, LP 26,358,974 shares at $.00078. These shares were issued pursuant to rule 144K were for payment of principal and interest on a convertible note.

ITEM 3.    DEFAULT UPON SENIOR SECURITIES

None

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

Proposals 1 and 2 were approved, and are effective. Proposals 3 an 4 did were not approved due to a lack of a quorum.

ITEM 5. OTHER INFORMATION

1. WNMI has not filed audited financials for its September acquisition Employment Systems Inc. The delay is a result of the required work load as it related to ensuring that Employment Systems, Inc’s, (ESI) books and records would be in compliance with US GAAP. Further, considerable effort was required not only in these areas but also the stub reporting for Tax Filing for the prior owners of ESI. We anticipate starting the audit shortly.

2. We are in default on the note payable to Berryman & Henigar Enterprises, from whom we purchased ESI. We are currently in discussions with Berryman & Henigar Enterprises concerning the valuation of the purchase price of ESI and the amount of the note payable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:

(a)    Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)
(Section 302 of the Sarbanes-Oxley Act of 2002)

31.2	Certification of the Executive as Acting Chief Financial Officer pursuant to
                         Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002)

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C.ss.1350
(Section 906 of the Sarbanes-Oxley Act of 2002)

32.2	Certification of the Executive as Acting Chief Financial Officer pursuant to
                         18 U.S.C.ss.1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

(b)    Reports on Form 8-K:

Filed: September 27, 2004      ITEM 2.01 Completion of Acquisition of Assets

On September 21, 2004, Warning Management Services, Inc, (“WNMI”), formerly Warning Model Management, Inc., received the final documents from Berryman & Henigar Enterprises, a Nevada corporation, for the purchase of all the outstanding shares of Employment Systems, Inc (“ESI”), a California corporation.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature          Title           Date

By: /s/ Brian Bonar       Chief Executive Officer,                                    December 10, 2004
Brian Bonar       Director

By:/s/ Steve Chamberlin                  Chief Operating Officer, Director    December 10, 2004
 Steve Chamberlin

By:/s/ Stanley Tepper    Executive as Acting Chief       December 10, 2004
Stanley Tepper      Financial Officer

By:/s/ John Cappezzuto                  Director                                                           December 10, 2004
John Cappezzuto

