Form 10KSB
period 2004-12-31
WARNING MANAGEMENT SERVICES INC
filed 2005-06-16
CIK 1052706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934

For the fiscal year ended December 31, 2004

Commission File Number 0-27219

Warning Management Services, INC.

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

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the last 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (x) No ( )

Check here if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this 10-KSB or any amendment to this Form 10-KSB. [ ]

Aggregate market value of Registrants' voting and non-voting common equity held by non-affiliates as of June 14, 2005 is approximately $1,258,210.

Outstanding common stock, $.001 par value as of June 15, 2005 was 840,532,352 shares.

WARNING MANAGEMENT SERVICES. INC

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

On November 16, 1998, we reincorporated under the laws of the State of New York by merging into our wholly-owned subsidiary, Famous Fixins Holding Company, Inc., a corporation formed for the purpose of reincorporation. On November 20, 1998, we merged with our New York subsidiary, FFNY. On November 20, 1998, we changed our name to Famous Fixins, Inc. under the laws of the State of New York. We operate as a single entity under the laws of the State of New York. Pursuant to a shareholder vote, In March 2003 we changed our name to Warning Model Management Inc., and in August 2004 we changed our name to Warning Management Services, Inc. and increased the number of authorized shares of our common stock from 800,000,000 to 2,000,000,000;

On May 6, 2002, we sold off substantially all assets to a limited liability company, Starbrand, LLC, in exchange for the assumption by Starbrand of certain WNMI liabilities. The purpose of the transaction between FIXN and Starbrand, LLC, was despite the best efforts of management to increase revenues and to reduce costs by significantly altering the product lines and by decreasing certain operating expenses during the fiscal year ended December 31, 2001, FIXN sustained losses from operations during the year of $(1,020,966). FIXN had been unable to raise the required additional capital to finance is operations in their present form, in part due to the debt burdens. FIXN believed that in order to maximize the value of its common stock and ultimately maximize shareholder value, that it should divest all of its present operations, sell substantially all of its assets in exchange for the assumption of a significant portion of its liabilities, and seek to acquire a new business. Thus FIXN was able to reduce its debt load by selling substantially all of FIXN’s assets and certain liabilities. In exchange for the assumption of certain FIXN liabilities amounting to approximately $938,000 as of December 31, 2001, FIXN sold substantially all assets amounting to approximately $725,000 also as of December 31, 2001. At the time of transaction, Starbrand, LLC was controlled by Jason Bauer, a former officer and director, who resigned from Famous Fixins upon the closing of the transaction to initially manage Starbrand. Pursuant to the definitive 14C Information Schedule filed on April 15, 2002, file number 000-27219, certain persons who voted in favor of this transaction had a beneficial or equity interest in Starbrand, including Bauer, Roseworth Group Ltd., Austost Anstalt Schaan, and Balmore Funds, S.A. A fairness opinion was not obtained.

On December 27, 2002 we consummated an Agreement and Plan of Merger ("Agreement") whereby we combined FIXN Acquisition Sub, Inc., a Delaware corporation and wholly owned subsidiary of FIXN, with Warning Model Management, LLC, a California Limited Liability Company, ("Warning") which was organized in September 1998. The purpose of the transaction was to acquire a public entity to provide for national exposure of the business as well as a vehicle to obtain financing. The control persons of Warning Model Management, LLC, were Steve Chamberlin, George Furla, and Jeffrey Wong. Concurrent with the Plan of Merger, George Furla and Jeffrey Wong resigned. The transaction has been accounted for, as a reverse acquisition for accounting purposes and the continuing business is that of Warning Model Management, LLC. Pursuant to the Agreement, 24,313,655 shares of common stock valued at $.01 and a three convertible notes in the aggregate principal amount of $2,900,000 were issued to the Members of Warning Model Management, LLC in exchange for 100% of FIXN Acquisition Sub, Inc., a subsidiary of Famous Fixins, Inc. The surviving entity between the Acquisition Sub and Warning Model Management, LLC. was the LLC.. The terms of the transaction were negotiated between FIXN and WNMI, which indicates an arms length transaction. The acquisition did not have a shareholder vote and a fairness opinion was not obtained. .

The accounting treatment is that of a business combination using the reverse acquisition method, with Warning being the accounting acquirer under accounting principles generally accepted in the United States. The assets and liabilities of WNMI at that time consisted primarily of petty cash, receivables, convertible debentures and accrued expenses and are combined with those of Warning at historical cost. The statements of operations subsequent to the combination will be those of the Warning. At the time the Agreement was executed, acquisition target had no operations.

Warning Model Management, LLC (“WAMM”) was established in September 1998 and is a full service model and talent agency. We develop and supply models, both male and female for assignments in a variety of jobs, including but not limited to fashion editorials for magazines, catalogues and newspaper advertisements, for advertising clients who use models in magazines, posters, websites, billboards, bus sides, look books and other such outlets. We also supply models and actors for all forms of TV work as well as industrial videos and personal appearances for promotions. Both the models and the end users would be considered our clients.

Income is derived by booking models on assignments with end users. We take a commission from both the model and the end user for print jobs (photos) and modeling campaigns. In cases where our model or actor is on a television commercial, we would earn a commission from these jobs. If the commercial runs for many years, we would get paid in the form of residuals. The usual fee rate of is 40% in the aggregate, with 20% coming from the model and 20% from the end user client. If the job was priced at $20,000, we would invoice the end user client 20% above cost or $24,000. This 20% represents our fee paid by the end user client. When we receive payment for the job performed by the model, we take 20% of what the job was priced at, or $4,000 as a fee from the model. The remainder of the payment is then paid to the model less any out of pocket costs or funds that WNMI advanced to the model We also book models and actors on Television commercial assignments. We take a commission (usually 10% or more) on these jobs as well and if these jobs run for many years, we are paid in the form of residuals. These same principles apply to many forms of assignments we “book” for the models and actors we represent. It may be in the form of a runway job, personal appearances, acting gig, clothes fitting or extra work.

WAMM’s models contract with us via a talent agreement and they function as independent contractors. The agreements with these models have no time period duration. In addition, from month to month, there will be amounts due under such agreements to certain models which can be seen in the “due to model” category on the Balance Sheet. We provide models on an as-needed basis. As discussed, when our models are requested for jobs by our user clients, we negotiate the fee that we will charge for the model’s services. Once the fee is agreed upon, the user client issues us a purchase order. We do not have a written contract with our end user clients. We provide advance costs for our model and actor clients, such as rental fees for photo shooting locations, or photographer expenses. We deduct these advances from payments due the models for work done on behalf of our end user clients. Furthermore, since we provide models to these clients on an as-needed basis, there are currently no material contracts in place.

WAMM tries to provide the fashion/retailing industry in California and other Western States the level of modeling talent similar to that usually only found in New York and Paris. We feel we have achieved this by focusing on those clients that use LA and San Francisco as a primary location rather than as a base, and making available the talent they require locally, saving them (in many cases) the expense of having to bring those models from New York or Paris. Facilitating this service is our website which contains a copy of the portfolios of all of the models we represent. Our website (www.warningmanagement.com) is a fully functioning tool whereby clients can immediately access the models portfolios and we can follow up with marketing packages. Our website contains information regarding the agency but primarily holds pictures of all the approximately 250 models that we represent. The site allows us to direct both our clients and end users to these web pages without them having lengthy downloads of photos. This saves a lot of time as it replaces the expensive and delay of transporting bulky books across country. To access the website, a login name and password is required.

The domain name www.warningmanagement.com is registered to Warning Management Services, Inc. There is then a link to Modelwire.com which maintains the operative part of our website. By operative is meant we can send out customized “packages” to clients requesting models for particular assignments. We pay a monthly fee to Modelwire on a yearly contract basis. They promote our website to clients and magazines worldwide. This gives us additional exposure to a huge number of possible clients.

The website is currently a password protected site as it is purely a function tool whereby clients can immediately access the models portfolios and we can send packages.

Acquisition of Employment Systems, Inc.

On September 21, 2004, we purchased Employment Systems, Inc (“ESI”), a California corporation, from Berryman & Henigar Enterprises, a Nevada corporation. The acquisition of all the outstanding shares of ESI was secured by a purchase price of $1,500,000 of which $750,000 was a cash payment and the remaining $750,000 was paid in the form of a promissory note payable in 12 equal installment of $60,000 with a final payment of $30,000. In addition to purchasing the outstanding shares, WNMI acquired all the assets owned or leased by ESI plus certain liabilities.

ESI provides staffing services and business processing services to municipalities and small businesses principally in Southern California. ESI also provides a variety of financial services to small and medium-size businesses, including: benefits and payroll administration, health and workers' compensation insurance programs, personnel records management, employer liability management, full time and temporary staffing services.

These services allow ESI customers to outsource many human resource tasks, including payroll processing, workers' compensation insurance, health insurance, employee benefits, 401k investment services, personal financial management, and income tax consultation. These services also relieve existing and potential customers of the burdens associated with personnel management and control.

WNMI feels that the sellers, Berryman and Henigar had certain withheld critical information concerning the state of the business which has resulted in the erosion of the business. This matter is currently in litigation. The erosion has required a further analysis in how to record the original acquisition pursuant to FASB 141 (acquisitions) and 142 (related intangible assets) and resulted in an adjustment to the acquisition which is discussed in the MD&A section of this document.

Unconditional Purchase Obligation in Connection with Acquisition of ESI

Pursuant to the ESI acquisition, on September 9, 2004, ESI and Dalrada Financial Corporation (“Dalrada”) entered into a payroll processing agreement whereby WMNI committed to contract with Source One Group, a subsidiary of Dalrada, for all of its payroll processing. Dalrada Financial Corporation is a guarantor for the $750,000 note payable issued to the seller of ESI. WMNI contracted with Dalrada through Source One Group to provide payroll processing services in order to have Dalrada act as the guarantor for the note payable. The fees charged by Dalrada for payroll processing are at market rates. The fees paid to Dalrada for payroll processing from September through December 31, 2004 was $138,152. The fees paid to Dalrada for payroll processing from January 1, 2005 through March 31, 2005 was $116,996.

ESI has the following two of the types of revenue sources:

ESI’s primary source of revenue is from temporary staffing at ESI. The Company records gross revenue for temporary staffing provided through ESI. The Company has concluded that gross reporting is appropriate because the Company (i) has the risk of identifying and hiring qualified employees, (ii) has the discretion to select the employees and establish their price and (iii) bears the risk for services that are not fully paid for by customers. Temporary staffing revenues are recognized when the services are rendered by the Company's temporary employees. Temporary employees placed by the Company are the Company's legal employees while they are working on assignments. The Company pays all related costs of employment, including workers' compensation insurance, state and federal unemployment taxes, social security and certain fringe benefits. The Company assumes the risk of acceptability of its employees to its customers.

ESI’s second source of revenue is from PEO Service Fees and Worksite Employee Payroll Costs. The Company recognizes its revenues associated with ESI’s PEO business pursuant to EITF 99-19 "Reporting Revenue Gross as a Principal versus Net as an Agent.” The Company's revenues are reported net of worksite employee payroll cost (net method).

Principal products or services and their markets;

Warning Model Management, LLC

WAMM”s principal service is providing models, talent and photographers for commercial and high-end fashion purposes. We provide both male and female models; talent and photographers to a wide range of advertising media using print, still photography, video and television commercials. We also supply models for high-end fashion engagements, such as fashion shows and runway walks.

While our market is world wide, we concentrate our presence in the United States, with our base of operations in Los Angeles, California. We choose Los Angeles because of its relatively rain-free climate allowing for almost year round production of outdoor oriented filming and print oriented photography. Los Angeles also has a diversity of landscape with oceans, mountains and desert that makes it an ideal location for shooting commercials and advertising.

Employment Systems, Inc.

As discussed above, ESI provides staffing services and business processing services to municipalities and small businesses principally in Southern California. ESI also provides a variety of financial services to small and medium-size businesses, including: benefits and payroll administration, health and workers' compensation insurance programs, personnel records management, employer liability management, full time and temporary staffing services.

Distribution methods of the products or service

WAMM functions as an independent agency, having no branch offices in other cities. As an independent, we can work with any number of other model agencies in cities all around the world to maximize our talent’s exposure.

The modeling business is driven by personal relationships that are developed over time. We have numerous contacts with various booking agencies, retail fashion advertising departments, fashion magazines and high-end designers that represent a source of bookings and revenue.

Each model has a portfolio that is developed by WAMM that serves as a critical business development component. The portfolio contains a pictorial representation of past assignments, various poses and technical information such as height, weight, shoe size, etc. The end user can then request representative portfolio samples or can go directly to WNMI’s web site to view individual models and their portfolios. We believe that our web site adds a convenience factor to our business in that it allows customers and prospects to see all of our potential modeling talent. The online element changes the existing dynamics of sending a portfolio by courier to the customer to immediate online access. Our web site (www.warningmanagement.com) allows for the expansion of customer choice in viewing many model portfolios for their contemplated project. In addition to inbound requests by customers for talent, there are also many outbound calls made to solicit business.

In addition to individual assignments, models may be requested for longer term activities such as representing a customer’s product line (for example, cosmetics or lingerie) wherein an entire advertising campaign is developed around the product and the model. A more recent phenomenon has been the model transitioning to a film/acting or entertainment role. WAMM can benefit at each stage, collecting a fee as part of the model’s print or commercial shoot.

Competitive business conditions and the small business issuer’s competitive position in the industry and methods of competition

Warning Management Services, Inc.

WNMI through its wholly owned subsidiary WAMM, operates in a highly competitive industry. While there are certain brand name competitors such as LA Models and Ford, the industry is characterized as somewhat fragmented and with no clear dominant competitor. Some key drivers and competitive differentiation include the overall talent pool that is maintained by each competitor, a new face or talent that can become a hot property, historic ties to customers and advertising relationships as well as the ability to match modeling product with customer need.

In regards to non-brand name agencies, we are not aware of any that are market leaders or are major competition to our position. WAMM’s staff is fully derived of long term agents that have all worked previously on the west coast for all of the brand name agents. From our experience there is a shortage of qualified staff that have worked in the industry for any length of time and many of the newer, smaller non brand agencies and even the brand named ones have great difficult attracting experienced staff.

Our competitive position is largely influenced by our ability to maintain responsiveness to the developing market in which we are engaged and to ensure continuing development of our models in order to keep pace with the competition and developing market trends and needs.

Employee Staffing

The employee staffing business is highly competitive, with approximately 800 firms operating in the U.S. There are several firms that operate on a nationwide basis with revenues and resources far greater than ours. Some large staffing companies are owned by insurance carriers and some are public companies whose shares trade on Nasdaq, including Administaff, Inc., Team Staff, Inc., Barrett Business Services, and Staff Leasing, Inc.

Sources and availability of models and the names of principal suppliers

There are a variety of sources for model talent development, including portfolio submission by the prospective model, interaction with other modeling agencies, and through fashion shows and industry functions. A classic source is that of simple discovery by WAMM’s representatives while in the course of everyday activities.

As part of the process, if the model agrees to have WAMM represent them, an agreement is executed between WAMM and the model that delineates responsibilities, payment and other terms. WAMM engages models as independent contractors and not as employees. While there is a large pool of available talent, the longer-term success of any model is much narrower and uncertain.

Dependence on one or a few major customers

Our customer base and revenue sources for both WAMM and ESI are diverse. Concerning WAMM, while we are based in Los Angeles, we supply talent for assignments throughout the world. Consequently we believe that we have geographic diversity to help balance economic cycles. Continual contact with worldwide customers and prospects is important to continue business growth and new customer acquisition.

Our major WAMM clients are as follows:

Ranked by Total Sales 1/1/04-12/31/04

Department	Client	Total Sales
Print	Nordstrom	$121,984.90
Print	Chole Productions	$104,000.00
Photo	Sony Pictures	$97,620.32
Print	Soft Sheen Carson	$96,000.00
Print	Macy's	$83,587.52

Patents, trademarks, licenses, franchises, concessions, royalty agreements or labor contracts, including duration

Outside of our logo and service mark for Warning, WMNI does not hold title to patents, trademarks, licenses, franchises, and concessions. We do maintain royalty agreements between the models and talent and our company that are part of the standard model agreement.

Need for any government approval of principal products or services. If government approval is necessary and the small business issuer has not yet received that approval, discuss the status of the approval within the government approval process

WAMM is required to have a Talent Agency License and be bonded within the State of California. To the best of our knowledge, additional government approval for our products and services is not required in the normal course of business operation.

Need for any government approval of principal products or services. If government approval is necessary and the small business issuer has not yet received that approval, discuss the status of the approval within the government approval process;

WAMM does not require government approval.

While many states do not explicitly regulate employee staffing, over 20 states have passed laws that have licensing or registration requirements for employee staffing, and several other states are considering such regulation. Such laws vary from state to state, but generally provide for monitoring the fiscal responsibility of employee staffing co.’s and, in some cases, codify and clarify the co-employment relationship for unemployment, workers' compensation, and other purposes under state law.

Effect of existing or probable governmental regulations on the business

For WAMM, government regulations at both the State and Federal level are encountered. Regulations and laws related to labor principally affect our company. Indirectly, we are also impacted by changes at the Federal and State level that may affect advertising or related business.

ESI estimates that the annual cost of compliance with regulations is minimal.

Costs and effects of compliance with environmental laws (federal, state and local)

Compliance costs with environmental laws have a minimal impact on our company.

ITEM 2. Description of Property

As of January 1, 2005, WNMI’s lease for its facility at 9440 Santa Monica Boulevard, Suite 400, Beverly Hills, CA 90210, became a month to month lease. The monthly payments are $10,393.11. We are currently looking for a new location and anticipate relocation shortly.

As of February 1, 2005, ESI leased 8,918 square feet at 1520 S. Lewis, Anaheim, CA 92803 for three years at $6,241 per month. ESI subleases space out to two affiliated companies, Source One and Quik Pix, Inc., for an aggregate of $5,500 per month.

ESI also leases approximately 800 square feet space on a month to month basis from Dalrada Financial Corporation, located at 9449 Balboa Avenue, Suite 211, San Diego, CA 92123 for $3,606 per month.

ITEM 3. Legal Proceedings

Huth v. Warning Management Services, Inc.

On or about July 9, 2004, Michael Huth and Edward Pekarek (collectively “Plaintiffs”), filed a complaint in the United States District Court, Northern District of Ohio, Case No. 1:04CV1292. Plaintiffs, who were shareholders, claimed that WNMI violated various federal securities laws. The Company retained the law firm of Spieth, Bell, McCurdy & Newell Co. in Cleveland, Ohio as its litigation counsel.
WNMI requested that the matter be aggressively defended based on the fact that Plaintiffs’ claims lacked legal and factual merit. As such, management was actively involved during the litigation process.

Shortly after the action was filed, the Company filed a motion to have the matter transferred from the United States District Court of Ohio to California. The court agreed with the Company’s position and thereby granted the request. However, on March 29, 2005, the Plaintiffs voluntarily dismissed the action before the matter was actually transferred.

Berryman & Henigar Enterprises v. Warning Management Services, Inc.
On February 10, 2005, Berryman & Henigar Enterprises (“Plaintiff”), filed a complaint in the Superior Court of California, County of San Diego, Case No. GIC842610, against WNMI for breach of a promissory note issued pursuant to terms and conditions of a certain stock purchase and sale agreement dated September 9, 2004. Plaintiff seeks principal damages of $750,000.00 in that regard.
It is WNMI’s position that Plaintiff failed to disclose certain material information in the underlying transaction which thereby negates the promissory note. WNMI, in that regard, intends to file a cross-complaint against Plaintiff for resulting damages.

Discovery has commenced but is not complete at this time. Trial has not been set. Management has fully cooperated in our investigation of the facts and we intend to defend against the claim asserted.

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

The following actions were taken pursuant to the written consent of a majority of our shareholders, dated August 5, 2004, in lieu of a special meeting of the shareholders. The following actions became effective on or about August 9, 2004:

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

Fiscal Year	Quarter Ended	High	Low

2002	March 31, 2002	$0.01	$0.01
	June 30, 2002	$0.01	$0.01
	September 30, 2002	$0.01	$0.01
	December 31, 2002	$0.02	$0.01

2003	March 31, 2003	$0.03	$0.01
	June 30, 2003	$0.02	$0.01
	September 30, 2003	$0.01	$0.00
	December 31, 2003	$0.0	$0.00

2004	March 31, 2004	$0.03	$0.00
	June 30, 2004	$0.00	$0.00
	September 30, 2004	$0.00	$0.00
	December 30, 2004	$0.00	$0.00

2005	March 31, 2005	$0.00	$0.00
	June 15, 2005	$0.00	$0.00

The Company has not declared or paid any cash dividends on the common stock and does not anticipate that any cash dividends will be paid in the foreseeable future.

As of June 15, 2005, the Company's common stock was held by approximately 108 shareholders of record.

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

On March 5, 2003, we issued a $48,000 promissory note to Filter International, LTD. For cash loaned to us in a transaction deemed to be exempt under Section 4(2) of the Securities Act of 1933 as a sale of securities not involving a public offering. On December 9, 2003, the maturity date of this note was extended to June 5, 2004

On March 5, 2003, we issued a $20,000 promissory note to Peter Benz for cash loaned to us in a transaction deemed to be exempt under Section 4(2) of the Securities Act of 1933 as a sale of securities not involving a public offering. This note was paid off in July, 2003.

On April 4th and on April 15, 2003 we issued one year promissory notes for $10,000 respectively to George Furla for cash loaned to WNMI in a transaction deemed to be exempt under Section 4(2) of the Securities Act of 1933 as a sale of securities not involving a public offering.

On May 15, 2003 we issued a promissory note for $100,000 to the Momentum Fund L.P. for cash loaned to WNMI in a transaction deemed to be exempt under Section 4(2) of the Securities Act of 1933 as a sale of securities not involving a public offering. On November 12, 2003, the due date was extended to May 15, 2004.

On June 16, 2003 we issued a promissory note for $40,000 to George Furla for cash loaned to WNMI in a transaction deemed to be exempt under Section 4(2) of the Securities Act of 1933 as a sale of securities not involving a public offering. On December 9, 2003, the maturity date of this note was extended to June 16, 2004

On June 17, 2003 we issued a promissory note for $28,911 to George Furla for cash loaned to WNMI in a transaction deemed to be exempt under Section 4(2) of the Securities Act of 1933 as a sale of securities not involving a public offering. On December 9, 2003, the maturity date of this note was extended to June 17, 2004

On July 9, 2003 we issued a promissory note for $300,000 to the Michael T. Covell and Arline Covell Revocable Trust for cash loaned to WNMI in a transaction deemed to be exempt under Section 4(2) of the Securities Act of 1933 as a sale of securities not involving a public offering.

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

On March 23, 2004 we issued 11,445,164 shares of common stock to Balmore S.A. for the partial conversion ($10,000) of a convertible note that was held over two years. The conversion price was $.0255 per share in a transaction deemed to be exempt under Section 4(2) of the Securities Act of 1933 as a sale of securities not involving a public offering.

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

From April 16, 2004 through November 19, 2004, we issued 229,796,205 share of common stock to eight entities for the conversion of $503,240 in convertible debt and $74,237 in related interest. These transactions were deemed to be exempt under Section 4(2) of the Securities Act of 1933 as a sale of securities not involving a public offering.

On January 7, 2005, we issued to the Roseworth Group, Limited 37,586,563 shares of common stock for the conversion of $70,000 in principle of a convertible note plus $10,811.11 of related interest at $.00215 per share.

ITEM 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General
Plan of Operation

Short-term Objectives:

•	Continue to expand revenue through organic growth of existing business lines;
•	Source and develop new talent in both male and female models.
•	Seek additional financing so as to provide capital to rapidly growing components of the organization.
•	Establish workers compensation policy for Employment Systems, Inc. to allow rapid expansion of the staffing business.
•	Develop an internal sales force to penetrate the municipality and staffing sector marketplace.

Long-term Objectives:

•
Continue business expansion through acquisition, merger or joint venture with modeling agencies located in other geographic areas to provide economy of scale, incremental revenue and a larger talent pool;

•	Acquire complementary product lines to provide a broader service offering for customers, expand modeling careers and revenue sources.
•	Develop new by-products for Employment Systems.
•	Seek strategic partners to develop a national footprint.
•	Explore the capital marketplace for venture partners to seek merger and acquisition candidates.

We have no expected or planned sale of significant property or equipment.

As shown in the accompanying Financial Statements, WNMI has incurred recurring losses from operations, and as of December 31, 2004 the Company’s current liabilities exceeded its current assets by $6,991,155, its total liabilities exceeded its total assets by $6,577,195, and for the period ending December 31, 2004, net cash used in operations was ($988,819). These factors raise doubt about the Company’s ability to continue as a going concern.

In addressing the going concern issue, WNMI has been able obtain additional financing through the issuance of debt which has been used for acquiring Employment systems, Inc. (“ESI”), and for capital to attract and add new models and clients. In addition, WNMI is doing the following in its effort to reach profitability and to develop the business:

•	Cut costs in areas that add the least value to WNMI.
•	Expand the base of customers for the staffing business
•	Bring in new models, talent, photographer and new modeling business lines
•	Further Develop the Staffing customer base to derive more revenues

We feel that sufficient working capital will be available from it’s internal operations and from outside sources during the next twelve months thereby enabling us to meet our obligations and commitments as they become payable for the following reasons: 1) On April 23, 2004, WNMI entered into a private funding where a net of $810,000 cash was received, 2) we have a credit line with a financial institution for $100,000, 3) $2,560,255 of our debt is with management, 3) on August 18, 2004, we received additional funds pursuant to issuing a promissory note in the amount of $600,000 to apply to the acquisition of Employment Services, Inc., and 4) we have a secured credit line of up to $1,000,000 with a banking facility for ESI. WNMI has in the past successfully relied on private placements of common stock securities, bank debt and loans from private investors to sustain operations. If WNMI is unable to obtain additional funding in the future, it may be forced to curtail or terminate operations.

Year Ended December 31, 2004 versus Year Ended December 31, 2003

Consolidated revenues for the year ended December 31, 2004 ere $5,158,728 as compared to $1,746,075 for the same period in 2003, or an increase of $3,412,653 (195.5%). The increase in revenue is mainly the result of the acquisition of Employment Systems, Inc. which is $2,736,000 of the increase and the photography business which contributed $646,000 of the increase for an aggregate increase of $3,382,000. The remaining increase consisted of an increase of $106,000 in the commercial management business line offset by decreases in talent management of $39,000 and print revenue of $36,000.

Consolidated gross profit for the year ended December 31, 2004 was $1,014,674 as compared to $ 659,682 for the same period in 2003, or an increase of $354,992 (53.8%).  This increase consists of $180,760 of margin derived from the acquisition of Employment Systems, Inc. and an increase in margins from WAMM of $174,307.

Operating expenses for the period ending December 31, 2004 were $3,839,331 as compared to $1,735,620 for the same period in 2003, or an increase of $2,103,711. The increase in operating expenses were mainly attributable to increases in: 1)salaries and wages of $289,552 (47.6%) of which $183,415 of the increase is due to the acquisition of ESI and the remaining $106,137 attributable to increases in WAMM salary expense, 2) Rent of $13,835 (8.6%), 3) general and administrative of $867,784 (99.4%), which consisted of increases in a) professional fees in the aggregate of $157,598, b) consulting fees of $633,238, c) accounting fees of $50,686, d) office supplies of $10,600, e) computer maintenance of $17,100, f) consulting fees of $25,869, g) bank charges of $18,072, h) insurance payments of $18,075, i) miscellaneous items of $726 offset by doubtful accounts of $154,100, 4) business development increased $42, 150, 5) impairment of goodwill of $459,713 as a result of the write down of ESI’s goodwill and 6) the acceleration of depreciation and amortization of $430,677, which included $409,968 of ESI’s customer list.

Interest expense was $1,907,963 for the year ended December 31, 2004 as compared to $562,655 for the same period in 2003, or an increase of $1,345,298 (239.1%). The increase in interest expense in 2004 was primarily due to the issuance of $1,053,000 of additional convertible notes and an increase in the use of our secured line of credit as a result of the Employments Systems, Inc. acquisition.

Other income of $80,013 increased $40,780 (103.9%) over the same period the prior, which was primarily due to the forgiveness of $41,780 of shareholder advances.

Our net (loss) for the current year ended December 31, 2004 was $4,656,031 as compared to a net loss of $1,601,006 for the year ended December 31, 2003, which is an increase of $3,055,025 or 191%. This increase in loss is mainly attributable to the increase in interest expense of $1,345,298 and the accelerated amortization of the customer list, equaling 409,968; the impairment of Goodwill totaling $459,713.

Liquidity and Capital Resources

Net cash used in operating activities in 2004 was ($988,819). This is a result of non cash adjustments to net loss of $2,863,265 plus cash adjustments in 1) unbilled receivables of $92,200, 2) officer advances of $28,040, 3) increase in account payable and accrued expenses of $211,113, 4) payables to photographers of $157,719, 5) increase in accrued employment service liabilities of $440,000 and an increase in accrued interest on convertible debt of $225,091 offset by 1) and increase in accounts receivable trade of $231,496, 2) an increase in advances to models of $45,738, 3) increase in prepaid expenses of $8,891, 4) an increase in advances to employees of $10,750, 5) decrease in model fees payable of $41,645, 6) decrease in model reserves of $12,696 and the net loss for the year of $4,656,031

Net cash provided by (used in) investing activities was $779,323. This was mainly due to the cash paid for the purchase of Employment Systems, Inc. of $750,000 plus purchases of property and equipment of $29,323.

Net cash provided by financing activities was $1,842,590 for the year ended December 31, 2004. This increase was due to 1) proceeds from advances from related parties of $497,473. 2) proceeds from issuing convertible notes of $810,000, 3) borrowings from secured lines of credit of $2,791,632, 4) exercise of warrants of $575,625, 5) borrowings under bank lines of credit of $142,637, 6) proceeds from notes payable of $816,000, 7) advances from shareholders of $29,000, offset by 1) debt issuance costs of $119,500, 2) payments on advances from related parties of $467,588, 3) restricted cash of $100,000, 4) payments in convertible notes payable, 5) payments on secured lines of credit of $2,237,566, 6) payments on capital lease obligations of $9,797, 7) payments on notes payable of $704,172 and 8) payment on advances from shareholders of $60,625.

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

Over the next twelve months an addition of $900,000 will be needed to sustain the business. Management is of the opinion that sufficient working capital will be obtained from operations and external financing to meet WNMI's liabilities and commitments as they become payable. WNMI has in the past relied on private placements of common stock securities, and loans from private investors to sustain operations. However, if WNMI is unable to obtain additional funding in the future, it may be forced to curtail or terminate operations.

The following is a discussion of future cash requirements.

The fixed and ongoing expenses of WNMI are as follows:

Future annual maturities of convertible notes payable (including related accrued interest) at December 31, 2004 were as follows:
Year Ended
December 31,		Amount

2005	Convertible Notes due on demand	$ 3,722,016
2006	Convertible Notes Due in December 2005	500,000

		$ 4,222,016

  Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at December 31, 2004 consisted of the following:

2004

Accounts payable	$ 349,436
Accrued liabilities	300,227
Notes Payable - Short Term	61,598
Notes payable	1,450,000

$ 2,161,261
Future annual minimum lease payments under operating leases with remaining lease terms of greater than one year are summarized as follows:

Year Ended
December 31,

2005	$19,000 per month in rent for 12	$ 228,000
months - (month to month terms)

$ 228,000

Fixed recurring Selling General and Administrative expenses would be as follows:

                            Estimated 2005
                            Monthly Average
Salaries and benefits:                       $75,000
Rent:                                     19,000 (increased space in 2005)
Monthly G&A                            68,454
Total Monthly
Fixed SG&A costs                          $162,245

Estimated future cash requirements

WNMI’s estimate of net cash requirements for overhead for the next twelve months subsequent to June 2005, is approximately $2,984,268 (includes the above fixed cost estimate of $162,245 a month for a twelve total of $1,946,940. The Estimate of net cash inflow from operations for that time period is estimated to be approximately $1,065,407. Our estimated shortfall is approximately $900,000.

WNMI has generally financed operations through the sale of its common stock. In order to sustain operations in the near term, it is anticipated that we will need an additional infusion of funds of approximately $1,918,861from outside sources. If our projections over the next twelve months fall short of expectations, we will have to seek additional equity funding. If we are unable to gain access to such funding, WNMI will be forced to curtail operations until such funding is obtained.

Federal and State Income Taxes

We have not been able to remain current in our payments of federal and state tax obligations related to our staffing and PEO Operations. We are working with the Internal Revenue Service and State Agencies to resolve these issues and establish repayment plans. If we are not able to establish repayment plans that allow us to continue our operations we may be forced to cease doing business in the Staffing PEO marketplace. The amount due as of December 31, 2004 is $442,929 for federal and $86,778 to the states. In addition, due to our delinquency, we are not in compliance with contractual obligations with certain of our customers.

Subsequent events:

1) In February 2005, the following investors modified the terms of their April 29, 2004 convertible notes in order to provide funds to WNMI. The due date and conversion discount percentage remain the same.

		Remaining		15% penalty
Investors	Original	Note	Modification	on	New Note Balances
	Balance	Balances	Fee Allocation	Old balance

Alpha Capital Aktiengesellschaft (1)	$650,000	$486,955	$32,080	97,500	779,580
Longview Fund LP (2)	$130,000	$83,836	$5,523	19,500	155,023
Ellis	$130,000	$112,300	$7,398	19,500	149,500
Steve “Sagi” Adirim	$143,000	$91,058	$5,999	21,450	170,449

Total	$1,053,000	$774,149	$51,000	$157,950	$1,254,552

2) In February, WNMI agreed to change a $100,000 six month promissory note issued to Mercator Momentum Fund, LP on May 15, 2003 into a two year, 10% per annum, convertible note on February 9, 2005. The convertible note was issued for $138,291 which consisted of principle and interest due on the promissory note. The note is convertible into common shares at seventy per cent of the market price on the date of conversion,

3) On June 8, 2005, LH Financial Funded $25,000 to WNMI. A convertible note will be issued with the same terms as the convertible notes issued on April 29, 2004.

News Releases

On September 28, 2004 we announced Warning Photo Photography by Marck Baptiste of Paris Hilton’s New Jobs.

On September 29, 2004 we announced the adding of Kymberly Marciano to our Warning photo roster. Ms. Marciano is a prominent children’s photographer.

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has experienced net losses of $4,656,031 and $1,601,006 for the years ended December 31, 2004 and 2003, respectively. The Company also had a net working deficit of $6,991,155 and $2,299,114 for the years ended December 31, 2004 and 2003 respectively. Additionally, the Company must raise additional capital to meet its working capital needs. These factors raise substantial doubt about the Company’s ability to continue as a going concern. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon the Company’s ability to generate sufficient sales volume to cover its operating expenses and to raise sufficient capital to meet its payment obligations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

Management has previously relied on equity financing sources and debt offerings to fund operations. The Company's reliance on equity and debt financing will continue, and the Company will continue to seek to enter into strategic acquisitions. Management has obtained additional capital through debt offerings subsequent to December 31, 2004.

Management raised an additional $810,000 in debt financing in May 2004 and the Company has previously relied on equity financing sources and debt offerings to fund operations. The Company's reliance on equity and debt financing will most likely continue in the short term.

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

The reports of Freeman & Davis LLP on the financial statements for the two years ended December 31, 2001 and 2000 and through the third quarter ended September 30, 2002, and through the date of dismissal of January 31, 2003, contained no adverse opinions or disclaimers or were qualified as to audit review scope, or accounting principles, except that a going concern uncertainty was included in such reports.

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

ITEM 8A. Controls and Procedures.

    (a)        Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period ended December 31, 2004, (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our Company (including our consolidated subsidiaries) required to be included in our reports filed or submitted under the Exchange Act except for the limitations discussed below.

  (b)        Changes in Internal Controls over Financial Reporting. During the last fiscal quarter (fourth quarter) of the most recent fiscal year, there have not been any significant changes in our internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. We have had internal control issues in billing which affects our ability to manage control in several areas such as accounts receivable and inventory. This issue has been a result of employee turnover in our accounting area at both the subsidiary level and the corporate level. In addition, we made a major acquisition which we feel had certain critical areas not discloses and the transaction is currently in litigation. These situations have put an additional burden on our internal controls, especially in regards to reporting. These matters will be addressed to the best of our ability in the future.

Item 8B. Other Information.

None

Part III

Item 9. Directors, Executive Officers, Promoters And Control Persons: Compliance With Section 16(A) Of The Exchange Act

Name	Age	Position with Company	Since
Steven Chamberlin	41	Director and Managing Partner of Warning Model Management, LLC.	January 29, 2003
Stanley Tepper *	59	Chief Financial Officer, and Principal Accounting Officer	January 29, 2003
Brian Bonar	56	Director, New Chief executive Officer and Principal Accounting Officer	February 4, 2004
John Capezzuto	57	Director	May , 2004
Randall Jones	50	Chief Financial Officer	January, 2005

* Mr. Tepper resigned December 31, 2004

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

John Capezzuto. Mr. Capezzuto was appointed a director in May 2004. Mr. Capezzuto currently serves on the BOD of Quik Pix Inc. Mr. Capezzuto was also one of the founders, and past President of QPI. Mr. Capezzuto's employment history includes various managerial positions in New York-based photograph labs. He has also had extensive experience in Point-of-purchases displays and trade shows exhibit building. Over the last twelve years, he has been on the board of directors for the following private, and public, corporations: Exhibitronix Inc., Modular Display Systems, Inc., Tabery Corporation, Delta Transport, and American Distributing Company.

Randall Jones. Mr. Jones was appointed Chief Financial Officer on January 1, 2005. Over 25 years experience in financial and accounting management, with the last 20 as Chief Executive Officer of South Coast Corporate Development. A firm specializing in corporate accounting reorganzations on publicly held companies. Prior to his position at South Coast he worked in public accounting for a Big 4 firm.

Each director holds office for a one-year term or until his successor has been elected and qualified at the annual meeting of the Company's shareholders. The members of the Board of Directors serve without remuneration for service on the board. Corporate officers are appointed by the Board of Directors and serve at the discretion of the Board.

The Company has no standing audit, nominating or compensation committee. During the period from January 1, 2003 (end of last fiscal year of Warning Model Management, Inc.) to December 31, 2003, there was no Board meetings that wer held.

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

January 1, 2004 to December 31, 2004 all filing requirements applicable to Reporting Persons were complied with.

Code of Ethics for the Chief Executive Officer and the Principal Financial Officer

On September 7, 2004, the Board of Directors of the Company adopted the Code of Ethics for Chief Executive Officer and the Principal Financial Officer, which is included in Item 13 as an exhibit.

ITEM 10. Executive Compensation

The following table discloses the compensation paid to Warning Management Services, Inc.'s executive officers during the period November 13, 2002 to December 31, 2004:

Summary Compensation Table

Executive Compensation:
Payouts	Annual Compensation				Long Term Compensation Awards
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation ($)	Restricted Stock Awards ($)	Securities Underlying Options/SAR (#)	LTIP Payouts ($)	All Other Compensation ($)
Brian Bonar CEO	2004	$ 0	$0	$0	$0	0	$0	$0

Steven Chamberlin	2004	120,000	$0	$0	$0	0	$0	$0
COO	2003	$58,000	$0	$0	$0	0	$0	$0
	2002	$50,000	$0	$0	$0	0	$0	$0

Stanley * Tepper	2004	$ 0	$0	$0	$0	0	$0	$0
	2003	$ 0	$0	$0	$0	0	$0	$0
	2002	$ 0	$0	$0	$0	0	$0	$0

Randall Jones - CFO	2004	$ 0	$0	$0	$0	0	$0	$0

* Mr. Tepper resigned December 31, 2004

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

(1) Except as pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned. The total number of issued and outstanding shares of 840,532,352 and the total number of shares owned by each person is calculated as of April 5, 2005.

ITEM 12. Certain Relationships and Related Transactions

Dalrada Financial Corporation

Dalrada Financial Corporation (Dalrada), an entity who’s CEO and Chairman, Brian Bonar is also the Company’s CEO and Chairman of the board of directors. Additionally, Dalarada’s CFO, Randall Jones is also the Company’s CFO. An officer of Quik Pix, Inc., a majority owned subsidiary of Dalrada, is a member of our Board of Directors. The following is a summary of significant transactions with Dalrada. ESI pays Dalarada a fee of 5% of gross revenue

Company’s Corporate Services Agreement with Dalrada Financial Corporation

The Company has a corporate services agreement with Dalrada. Under the terms of the agreement, the Company pays a fee to Dalrada for various support staff, administrative services, and rent related to the operations of its subsidiary ESI. Fees incurred to Dalrada totaled $135,152 for the twelve months ended December 31, 2004. The Company had no such agreement in 2003. The Corporate Services Agreement is a two year agreement, Dalrada Financial Corporation is a guarantor for the $750,000 note payable issued to the seller ESI. The Company contracted with Dalrada through Source One Group to provide payroll processing services in order to have Dalrada act as the guarantor for the note payable. The fees charged by Dalrada for payroll processing are at market rates.

Source One Group

In April 2004, the Company has engaged the services of Source One Group, a professional employer organization. The Company is charged an administration fee for processing payroll. Source One Group is a wholly-owned subsidiary of Dalrada. The Company has paid $15,180 to Source One Group in administrative fees during 2004. These fees are commensurate with the industry. Subsequent to the acquisition of ESI on September 8, 2004, all payroll processing functions of the Warning Model Management payroll were handled by ESI.

Transactions with shareholders

A shareholder has advanced an additional $29,000 to the Company during the year ended December 31, 2004. The Company has repaid $60,625 of shareholder advances as of December 31, 2004, and a shareholder forgave an additional $41,780. These shareholder advances bear an interest rate of 10% per annum, and are due on demand.

As of December 31, 2004 and 2003, shareholders advances total $40,383 and $113,788, which are due on demand and bear 10% interest per annum.

ITEM 13. Exhibits and Reports on Form 8-K.

(a) Exhibits

Exhibit
Number   Description

(a)	Exhibits
14.1	Code of Ethics
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)( Section 302 of the Sarbanes-Oxley Act of 2002)
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) ( Section 302 of the Sarbanes-Oxley Act of 2002)
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C.ss.1350 (Section 906 of the Sarbanes-Oxley Act of 2002)
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C.ss.1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

(b) Reports on Form 8-K:

Form 8-K filed under date of January 7, 2003 with respect to Items 2 and 7.
Form 8-K filed under date of February 11, 2003 with respect to Items 4 and 7.
Form 8-K/A amendment to Form 8-K filed March 3, 2003 with respect to Items 4 and 7.
Form 8-K filed under date of May 23, 2003 with respect to Items 5 and 7.
Form 8-K filed under date of February 19, 2004 with respect to Items 5, 6, and 7.
Form 8-K filed under date of July 27, 2004 with respect to Item 5.
Form 8-K filed under date of September 27, 2004 with respect to Items 2.01 and 9.01.

ITEM 14. Principal Accountant Fees and Services

The Company paid or accrued the following fees in each of the prior two fiscal years to its independent certified public accountants, Pohl, McNabola, Berg & Co., LLP:

	For the Year Ended December 31,
	2004	2003
Audit Fees	70,000	27,500
Audit-Related Fees	53,023	25,378
Tax Fees	4,238	6,700
All Other Fees	3,252	4,791
Total Fees	130,513	64,369

"Audit Fees" consisted of fees billed for services rendered for the audit of the Company’s annual financial statements and for review of the financial statements included in the Company’s quarterly reports on Form 10-QSB.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Warning Management Services, Inc.

/s/ Brian Bonar ------------------ Brian Bonar, CEO and Director

Dated: June 15, 2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the dates indicated:

/s/ Brian Bonar       June 15, 2005
Brian Bonar Chief Executive Officer,
Principal Financial Officer and Director

/s/ Randall Jones                                                     June 15, 2005
Randall Jones: Acting Chief Financial Officer

/s/ John Capezzuto                                                  June 15, 2005
John Capezzuto: Director

Warning Management Services, Inc.
(f/k/a Warning Model Management, Inc.)

Consolidated Financial Statements

December 31, 2004 and 2003

Warning Management Services, Inc.
(f/k/a Warning Model Management, Inc.)

Consolidated Financial Statements

December 31, 2004 and 2003

C O N T E N T S

                                                                 Page
Report of Independent Registered Public Accounting Firm                                                            F1

Consolidated Balance Sheets                                                                                                          F2 - 3

Consolidated Statements of Operations                                                                                             F4

Consolidated Statements of Shareholders’ Equity (Deficit)                                                            F5

Consolidated Statements of Cash Flows                                                                                      F6 - 8

Notes to the Consolidated Financial Statements                                                                      F9 - 39

Report of Independent Registered Public Accounting Firm

To the stockholders and Board of Directors of
Warning Management Services, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Warning Management Services, Inc. and Subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Warning Management Services, Inc. and Subsidiaries as of December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred substantial net losses and utilized substantial amounts of cash in its operating activities over the past several years and as of December 31, 2004, has an accumulated deficit of $10,519,827 and a stockholders’ deficit of $6,577,195. These matters, among others, raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are described in Note 2. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

/s/ Pohl, McNabola, Berg and Company, LLP
San Francisco, California
April 29, 2005

F1

Warning Management Services, Inc.
(F/K/A Warning Model Management, Inc.)
Consolidated Balance Sheets
As of Decemebr 31, 2004 and 2003

	2004	2003
ASSETS
Current Assets
Cash and cash equivalents	$74,448	$-
Restricted cash	100,000	-
Workers’ compensation deposit	58,231	-
Accounts receivable, net of reserve for doubtful
accounts of $173,330 and $61,332, respectively	948,844	292,746
Advances to models, net of reserve of
$120,684 and $166,180, respectively	402,675	356,937
Unbilled staffing revenues	243,500	-
Advances to officer	-	28,040
Advances to employees	14,400	3,650
Prepaid expenses	41,063	11,628

Total Current Assets	1,883,161	693,001

Property and Equipment
Furniture and fixtures	28,517	8,168
Computers and equipment	102,540	73,793

	131,057	81,961

Accumulated depreciation	(60,162)	(42,703)

Total Property and Equipment	70,895	39,258

Intangible Assets
Purchased contracts (net of amortization)	349,895	-

Total Intangible Assets	349,895	-

Total Assets	$2,303,951	$732,259

(continued)

The accompanying notes are an integral part of these financial statements.
F- 2 -

Warning Management Services, Inc.
(F/K/A Warning Model Management, Inc.)
Consolidated Balance Sheets (continued)
As of Decemebr 31, 2004 and 2003

	2004	2003
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable and accrued expenses	$711,260	$315,267
Model fees payable	276,698	318,343
Payable to photographers	157,719	-
Model reserves	27,000	39,696
Accrued employment service liabilities	852,357	-
Advances - related parties	29,885	-
Line of credit	151,087	50,979
Notes payable	1,450,500	588,672
Advances from shareholders	40,383	113,788
Accrued interest - convertible debentures	232,987	220,454
Income taxes payable	8,060	7,060
Current portion - capital leases	10,914	9,797
Secured lines of credit	703,450	149,384
Convertible debentures	4,222,016	1,178,675

Total Current Liabilities	8,874,316	2,992,115

Long Term Liabilities
Convertible debentures	-	434,329
Convertible notes payable to shareholders	-	2,560,225
Capital leases	6,830	17,653

Total Long Term Liabilities	6,830	3,012,207

Total Liabilities	8,881,146	6,004,322

Equity
Common stock - 2,000,000,000 authorized, par value $0.001,
785,524,189 and 92,252,810 issued and outstanding for
2004 and 2003, respectively	785,524	92,253
Additional paid-in capital	3,157,108	499,480
Accumulated deficit	(10,519,827)	(5,863,796)

Total Equity	(6,577,195)	(5,272,063)

Total Liabilities and Equity	$2,303,951	$732,259

The accompanying notes are an integral part of these financial statements.
F- 3 -

Warning Management Services, Inc.
(F/K/A Warning Model Management, Inc.)
Consolidated Statement of Operations
For TheYears Ended Decemebr 31, 2004 and 2003

	2004	2003
Revenues
Modeling revenue	$2,422,662	$1,746,075
Staff leasing revenue	2,734,236	-
PEO revenue	1,830	-

Total Revenues	5,158,728	1,746,075

Cost of Sales
Modeling cost of sales	(1,588,753)	(1,086,393)
Staff leasing cost of sales	(2,555,301)	-

Total Cost of Sales	(4,144,054)	(1,086,393)

Gross Margin	1,014,674	659,682

Operating Expenses
Salaries and wages	898,391	608,839
Rent	174,840	161,005
General and administrative	1,740,937	873,153
Business development	115,334	73,184
Impairment of goodwill	459,713	-
Depreciation and amortization	450,116	19,439

Total Operating Expenses	3,839,331	1,735,620

Net Loss from Operations	(2,824,657)	(1,075,938)

Other Income (Expense)
Interest income	182	843
Other income	80,013	39,233
Interest expense	(1,907,963)	(562,665)
Other expense	(165)	(499)

Total Other Income (Expense)	(1,827,933)	(523,088)

Net Loss Before Income Taxes	(4,652,590)	(1,599,026)

Provision for Income Taxes	(3,441)	(1,980)

Net Loss	$(4,656,031)	$(1,601,006)

Net loss per share - basic	$(0.01)	$(0.02)
Net loss per share - diluted	$(0.01)	$(0.02)

Number of share used in calculation - basic	507,856,898	75,860,170
Number of share used in calculation - diluted	507,856,898	75,860,170

The accompanying notes are an integral part of these financial statements.
F- 4 -

Warning Management Services, Inc.
(F/K/A Warning Model Management, Inc.)
Consolidated Statement of Shareholders' Equity (Deficit)
For TheYears Ended Decemebr 31, 2004 and 2003

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2002	44,673,834	$44,674	$97,235	$(4,262,790)	$(4,120,881)

Common stock issued for compensation	25,250,000	25,250	282,250	-	307,500

Conversion of notes payable	16,328,976	16,329	44,171	-	60,500

Warrant issuance	-	-	33,824	-	33,824

Exercise of warrants	6,000,000	6,000	42,000	-	48,000

Net loss	-	-	-	(1,601,006)	(1,601,006)

Balance, December 31, 2003	92,252,810	$92,253	$499,480	$(5,863,796)	$(5,272,063)

Common stock issued for services	7,200,000	7,200	47,800	-	55,000

Conversion of notes payable and interest	586,571,379	586,571	751,328	-	1,337,899

Warrant issuance	-	-	690,500	-	690,500

Exercise of warrants	99,500,000	99,500	1,168,000	-	1,267,500

Net loss	-	-	-	(4,656,031)	(4,656,031)

Balance, December 31, 2004	785,524,189	$785,524	$3,157,108	$(10,519,827)	$(6,577,195)

The accompanying notes are an integral part of these financial statements.
F- 5 -

Warning Management Services, Inc.
(F/K/A Warning Model Management, Inc.)
Consolidated Statement of Cash Flows
For TheYears Ended Decemebr 31, 2004 and 2003

	December 31, 2004	December 31, 2003

Operating Activities:
Net Loss	$(4,656,031)	$(1,601,006)
Adjustments to reconcile loss to net cash
provided by (used in) operating activities:
Depreciation and amortization	450,116	19,439
Stock-based compensation	-	307,500
Common stock issued for services	55,000	-
Bad debt	60,241	122,910
Expense on warrants granted	691,875	-
Bond and warrant discount amortization	1,207,714	244,060
Impairment of intangible assets	459,713	-
Loss on disposal of assets	-	3,579
Gain on forgiveness of debt	(63,063)	-
Other	1,669	(902)

Changes in operating assets and liabilities:
(Increase)/decrease in accounts receivable - trade	(231,496)	42,167
Decrease in unbilled receivables	92,200	-
Increase in advances to models	(45,738)	(62,704)
Increase in prepaid expenses	(8,891)	(8,894)
Increase in advances to employees	(10,750)	(3,650)
Decrease in officer advances	28,040	-
Increase/(decrease) in accounts payable and accrued expenses	211,113	(139,948)
Decrease in model fees payable	(41,645)	(1,603)
Increase in payable to photographers	157,719	-
Increase/(decrease) in model reserves	(12,696)	12,741
Increase in accrued employment service liabilities	440,000	-
Increase in income taxes payable	1,000	1,900
Increase in accrued interest on convertible debt	225,091	202,937

Net cash used in operating activities	(988,819)	(861,474)

Investing activities:
Cash paid for purchase of ESI	(750,000)	-
Purchases of property and equipment	(29,323)	(3,762)

Net cash used in investing activities	(779,323)	(3,762)

(continued)

The accompanying notes are an integral part of these financial statements.
F- 6 -

Warning Management Services, Inc.
(F/K/A Warning Model Management, Inc.)
Consolidated Statement of Cash Flows (continued)
For TheYears Ended Decemebr 31, 2004 and 2003

	December 31, 2004	December 31, 2003
	(unaudited)	(unaudited)
Financing activities:
Debt issuance costs	(119,500)	-
Proceeds from advances from related parties	361,135	-
Payments on advances from related parties	(331,250)	-
Restricted cash	(100,000)	-
Proceeds from convertible notes payable	810,000	50,000
Payments on convertible notes payable	(78,000)	-
Borrowings from secured lines of credit	2,791,632	789,947
Payments on secured lines of credit	(2,237,566)	(1,007,963)
Exercise of warrants	575,625	48,000
Payments on capital lease obligation	(9,797)	(7,015)
Borrowings under bank lines of credit	142,637	10,134
Payments under bank lines of credit	(42,529)	(10,077)
Proceeds from notes payable	816,000	545,000
Payments on notes payable	(704,172)	(118,000)
Advances from shareholders	29,000	108,788
Payments on advances from shareholders	(60,625)	(47,000)

Net cash provided by (used in) financing activities	1,842,590	361,814

Increase (Decrease) in cash and cash equivalents	74,448	(503,422)

Cash and cash equivalents, beginning of period	-	503,422

Cash and cash equivalents, end of period	$74,448	$-

Supplemental disclosures of cash flow information:
Cash paid during the period for
Interest	$182,685	$29,895
Taxes	$5,263	$7,542

Supplemental schedule of non-cash financing activities:
Value of convertible benefit feature on convertible debt	$230,500	$8,824
Conversion of debt and interest to common stock	$1,337,899	$60,500
Common stock issued for services	$55,000	$307,500
Fair value of warrants issued with notes payable	$460,000	$25,000
Expense recognized on warrants/options granted	$691,875	$-
Disposal of equipment	$-	$20,775
Acquisition of ESI financed with debt to the seller	$750,000	$-

(continued)

The accompanying notes are an integral part of these financial statements.
F- 7 -

Warning Management Services, Inc.
(F/K/A Warning Model Management, Inc.)
Consolidated Statement of Cash Flows (continued)
For TheYears Ended Decemebr 31, 2004 and 2003

In September 2004, the Company acquired Employment Systems, Inc. for $750,000 in cash and a note payable for $750,000

Accounts receivable acquired in transaction	$484,482
Unbilled receivables	335,700
Prepaid expenses	20,544
Property and equipment, net of accumulated depreciation	5,654
Workers' compensation deposit	58,231
Goodwill	468,266
Client list	774,000
Accounts payable and accrued expenses	(234,520)
Accrued employment service liabilities	(412,357)
Cash paid	(750,000)
Note payable	(750,000)
$-

The accompanying notes are an integral part of these financial statements.
F- 8 -

1. Summary of Significant Accounting Policies

A. General Description of Business

Warning Management Services, Inc., (“WNMI” or “The Company”) has two operating subsidiaries, Warning Model Management, LLC (“Warning Model” or “WAMM”) and Employment Systems, Inc., (“ESI”). In August 2004, at the annual shareholders meeting, the shareholders approved to change the Company’s name to Warning Management Services, Inc., from Warning Model Management, Inc., and to increase the authorized shares of common stock from 800 million to 2 billion.

Warning Model provides high-quality fashion models to the Southern California market. Los Angeles is one of the premier locations for the creation of fashion advertisements and television commercials, with WAMM being one of Los Angeles’s premier model management companies. The Company’s current clients include major fashion companies, major department stores and major fashion magazines.

Effective September 8, 2004, the Company purchased a 100% interest in Employment Systems, Inc (“ESI”), a California corporation, from Berryman & Henigar Enterprises, a Nevada corporation. ESI is located in San Diego, California. The purchase price was $1.5 million.

ESI provides temporary staffing services, professional employer services and business processing services to municipalities and small businesses principally in Southern California. ESI also provides a variety of financial services to small and medium-size businesses, including: benefits and payroll administration, health and workers’ compensation insurance programs, personnel records management, employer liability management, full time and temporary staffing services.

The acquisition of ESI was accounted for under the purchase method, and the operating results of ESI beginning September 8, 2004 are included in the accompanying consolidated statements of operations.

History

Prior to December 27, 2002, Warning Management Services, Inc., (“the Company” or “WNMI”), was known as Famous Fixins, Inc. (“FIXN”), and was incorporated on February 9, 1984, in the State of Utah. Through May 15, 2002, the date of its operating asset sale, FIXN was a promoter and marketer of celebrity endorsed consumer products for sale in supermarkets, other retailers and over the Internet. FIXN developed, marketed and sold licensed consumer products based on the diverse professional, cultural and ethnic backgrounds of various celebrities. FIXN entered into licensing agreements with high profile celebrities and created consumer products, which included various product lines consisting of salad dressings, candy products, cosmetic products, adhesive bandages and other novelty products endorsed by the licensors. FIXN sold directly to consumers and utilized a network of consumer products brokers to distribute its products throughout the United States and Canada. Third party manufacturers produced FIXN’s various consumer products. Effective May 15, 2002, FIXN became a shell company that had discontinued its operations and had no operating revenues subsequent to that date.

On December 27, 2002, FIXN merged with Warning Model Management, LLC, a California limited liability company.

1. Summary of Significant Accounting Policies (continued)

A. General Description of Business (continued)

History (continued)

In March 2003, the Company has filed a Proxy Statement with the Securities Exchange Commission (SEC) and changed its name to Warning Model Management, Inc., and increased the authorized shares from 200 million to 800 million.

Warning Model Management, LLC, was established in September 1998 to provide high-quality fashion models to the Southern California market. Los Angeles is one of the premier locations for the creation of fashion advertisements and television commercials, with WNMI being one of Los Angeles’s premier model management companies.

B. Basis of Presentation and Organization

These audited consolidated financial statements represent the financial activity of Warning Management Services, Inc., and its subsidiaries. The consolidated financial statements for the years ended December 31, 2004 and 2003 have been prepared in accordance with generally accepted accounting principles in the US. The financial statements and notes are representations of the management and the Board of Directors, who are responsible for their integrity and objectivity.

Consolidation Policy

The accompanying consolidated financial statements include the accounts of the Company and its two wholly-owned operating subsidiaries, WAMM and ESI, after elimination of all material inter-company accounts, transactions and profits.

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

1. Summary of Significant Accounting Policies (continued)

C. Cash and Cash Equivalents (continued)

Concentration of cash

The Company at times maintains cash balances in excess of the federally insured limit of $100,000 per institution. There were no uninsured balances as of December 31, 2004 and 2003.

D. Property and Equipment

Property and equipment are recorded at cost less accumulated depreciation and amortization. Maintenance and minor replacements are charged to expense as incurred. Renewals and improvements that extend the useful lives of the assets are capitalized and added to the property and equipment. Gains and losses on disposals are included in the results of operations.

Depreciation and amortization are provided using the straight-line method over estimated useful lives of the respective assets as follows:

Office furniture and fixtures	5-7 years
Computer and office equipment and software	3 years
Leasehold improvements	4 years (lease term)

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

1. Summary of Significant Accounting Policies (continued)

E. Income Taxes

The Company utilizes SFAS No. 109, “Accounting for Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes represents the tax payable for the period and the change during the period in deferred tax assets and liabilities.
The Company is subject to the California limited liability company fee, which is based on the Company’s revenues. WNMI is subject to New York State and City franchise fees.

F. Revenue Recognition

The Company’s revenues from are derived from the following sources.

WAMM has following three types of revenue sources.

WAMM’s first source of revenue is from model services provided to print media. Revenue for print media is recorded when the models have completed the fashion shoot. The revenue is recorded at gross billings, which includes all agency fees. Costs of revenues consist of payments due to the models for services rendered and expenses and costs incurred for models in performance of those services.

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

1. Summary of Significant Accounting Policies (continued)

F. Revenue Recognition

ESI has the following two of the types of revenue sources:

ESI’s primary source of revenue is from temporary staffing at ESI. The Company records gross revenue for temporary staffing provided through ESI. The Company has concluded that gross reporting is appropriate because the Company (i) has the risk of identifying and hiring qualified employees, (ii) has the discretion to select the employees and establish their price and (iii) bears the risk for services that are not fully paid for by customers. Temporary staffing revenues are recognized when the services are rendered by the Company’s temporary employees. Temporary employees placed by the Company are the Company’s legal employees while they are working on assignments. The Company pays all related costs of employment, including workers’ compensation insurance, state and federal unemployment taxes, social security and certain fringe benefits. The Company assumes the risk of acceptability of its employees to its customers.

ESI’s second source of revenue is from PEO Service Fees and Worksite Employee Payroll Costs. The Company recognizes its revenues associated with ESI’s PEO business pursuant to EITF 99-19 “Reporting Revenue Gross as a Principal versus Net as an Agent.” The Company’s revenues are reported net of worksite employee payroll cost (net method).

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

Consistent with its revenue recognition policy, the Company’s direct costs do not include the payroll cost of its worksite employees

G. Advertising Costs

All advertising costs are expensed as incurred. Advertising expense totaled $7,310 and $550 for the years ended December 31, 2004 and 2003, respectively.

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

1. Summary of Significant Accounting Policies (continued)

I. Segments of an Enterprise and Related Information

The Company follows SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” SFAS No. 131 requires that a public business enterprise (optional for a private enterprise) report financial and descriptive information about its reportable operating segments on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments. Currently, the Company operates in three segments.

Intangible Assets and Goodwill

The Company follows Statement of Financial Accounting Standards No. 142 (FAS-142), Goodwill and Other Intangible Assets in regards to its intangible assets, which consist of acquired customer contracts and list and goodwill. SFAS-142 requires goodwill and other intangible assets that have indefinite useful lives to no longer be amortized; however, these assets must be tested at least annually for impairment. SFAS-142 also requires an evaluation of existing acquired goodwill and other intangible assets for proper classification. In addition, intangible assets (other than goodwill) that have finite useful lives will continue to be amortized over their useful lives. Under this standard, the Company’s goodwill balance is subject to at least an annual assessment for impairment by applying a fair-value-based test. Intangible assets are reviewed whenever indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the related asset carrying amount.

Impairment of Goodwill

The Company evaluates the carrying value of goodwill during the fourth quarter of each year and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances could include, but are not limited to: (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. When evaluating whether goodwill is impaired, the Company compares the fair value of the reporting unit to which the goodwill is assigned to the reporting unit’s carrying amount, including goodwill. The fair value of the reporting unit is estimated using a combination of the income, or discounted cash flows, approach and the market approach. If the carrying amount of a reporting unit exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss would be calculated by comparing the implied fair value of reporting unit goodwill to its carrying amount. In calculating the implied fair value of reporting unit goodwill, the fair value of the reporting unit is allocated to all of the other assets and liabilities of that unit based on their fair values. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized when the carrying amount of goodwill exceeds its implied fair value. The Company’s evaluation of goodwill completed during the year resulted in $459,713 of impairment loss.

1. Summary of Significant Accounting Policies (continued)

I. Segments of an Enterprise and Related Information (continued)

Impairment of Identifiable Intangible Assets

The Company evaluates the recoverability of identifiable intangible assets whenever events or changes in circumstances indicate that an intangible asset’s carrying amount may not be recoverable. Such circumstances could include, but are not limited to: (1) a significant decrease in the market value of an asset, (2) a significant adverse change in the extent or manner in which an asset is used, or (3) an accumulation of costs significantly in excess of the amount originally expected for the acquisition of an asset. The Company measures the carrying amount of the asset against the estimated undiscounted future cash flows associated with it. Should the sum of the expected future net cash flows be less than the carrying value of the asset being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying value of the asset exceeds its fair value. The fair value is measured based on quoted market prices, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including the discounted value of estimated future cash flows. The evaluation of asset impairment requires the Company to make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgment and actual results may differ from assumed and estimated amounts. During the year ended December 31, 2004, the Company recorded an impairment loss of $409,968 related to customer contracts and list (see Note 3).

In September 2004, the Company acquired ESI in a business combination accounted for as a purchase. The purchase price of $1,550,000, which was paid in cash and a promissory note payable, exceeded the net assets acquired by approximately $1.2 million. Of that excess amount, approximately $774,000 was assigned to contracts and customer list, and the remainder to goodwill. The value attributable to purchased contracts was determined by management based on the discounted cash flows. The value attributed to these intangible assets is being amortized on the straight-line method over their estimated life of three years.

As of the date of this filing the Company is in litigation with the former owners of ESI regarding the payment of a $750,000 note payable issued by the Company as part of the purchase price. The Company claims that the former owners misrepresented the business of ESI and therefore it is not obligated to pay the $750,000 note. As a result of the litigation, loss of business and continual losses from operations, management elected to write down the Customer List by $409,968 and 100% of Goodwill equaling $459,713

J. Business Risks and Credit Concentrations

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

L. Recent Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (an interpretation of Accounting Research Bulletin (ARB) No. 51, Consolidated Financial Statements). Interpretation 46 addresses consolidation by business enterprises of entities to which the usual condition of consolidation described in ARB-51 does not apply. The Interpretation changes the criteria by which one company includes another entity in its consolidated financial statements. The general requirement to consolidate under ARB-51 is based on the presumption that an enterprise’s financial statement should include all of the entities in which it has a controlling financial interest (i.e., majority voting interest). Interpretation 46 requires a variable interest entity to be consolidated by a company that does not have a majority voting interest, but nevertheless, is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. A company that consolidates a variable interest entity is called the primary beneficiary of that entity. In December 2003, the FASB concluded to revise certain elements of FIN 46, primarily to clarify the required accounting for interests in variable interest entities. FIN-46R replaces FIN-46 that was issued in January 2003. FIN-46R exempts certain entities from its requirements and provides for special effective dates for entities that have fully or partially applied FIN-46 as of December 24, 2003. In certain situations, entities have the option of applying or continuing to apply FIN-46 for a short period of time before applying FIN-46R. In general, for all entities that were previously considered special purpose entities, FIN 46 should be applied for registrants who file under Regulation SX in periods ending after March 31, 2004, and for registrants who file under Regulation SB, in periods ending after December 15, 2004. The adoption FIN-46 did not have any impact on the Company’s financial position or results of operations.

During April 2003, the FASB issued SFAS 149 - “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, effective for contracts entered into or modified after September 30, 2003, except as stated below and for hedging relationships designated after September 30, 2003. In addition, except as stated below, all provisions of this Statement should be applied prospectively. The provisions of this Statement that relate to Statement 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, paragraphs 7(a) and 23(a), which relate to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to both existing contracts and new contracts entered into after September 30, 2003. The adoption of SFAS 149 had no impact on the Company’s consolidated financial statements.

1. Summary of Significant Accounting Policies (continued)

L. Recent Accounting Pronouncements (continued)

During May 2003, the FASB issued SFAS 150 - “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for public entities at the beginning of the first interim period beginning after June 15, 2003. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a freestanding financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Some of the provisions of this Statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, Elements of Consolidated Financial Statements. The adoption of this statement had no impact on the Company’s consolidated financial statements.

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

In March 2004, the FASB approved the consensus reached on the Emerging Issues Task Force (EITF) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The objective of this Issue is to provide guidance for identifying impaired investments. EITF 03-1 also provides new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB issued a FASB Staff Position (FSP) EITF 03-1-1 that delays the effective date of the measurement and recognition guidance in EITF 03-1 until after further deliberations by the FASB. The disclosure requirements are effective only for annual periods ending after June 15, 2004. The Company has evaluated the impact of the adoption of the disclosure requirements of EITF 03-1 and does not believe it will have an impact to the Company’s overall consolidated results of operations or consolidated financial position. Once the FASB reaches a final decision on the measurement and recognition provisions, the Company will evaluate the impact of the adoption of EITF 03-1.

In July 2004, the EITF issued a draft abstract for EITF Issue No. 04-08, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share” (“EITF 04-08”). EITF 04-08 reflects the Task Force’s tentative conclusion that contingently convertible debt should be included in diluted earnings per share computations regardless of whether the market price trigger has been met. If adopted, the consensus reached by the Task Force in this Issue will be effective for reporting periods ending after December 15, 2004. Prior period earnings per share amounts presented for comparative purposes would be required to be restated to conform to this consensus and the Company would be required to include the shares issuable upon the conversion of the Notes in the diluted earnings per share computation for all periods during which the Notes are outstanding Management does not expect the implementation of this new standard to have a material impact on its computation of diluted earnings per share.

1. Summary of Significant Accounting Policies (continued)

L. Recent Accounting Pronouncements (continued)

In September 2004, the EITF delayed the effective date for the recognition and measurement guidance previously discussed under EITF Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF 03-01”) as included in paragraphs 10-20 of the proposed statement. The proposed statement will clarify the meaning of other-than-temporary impairment and its application to investments in debt and equity securities, in particular investments within the scope of FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and investments accounted for under the cost method. The Company is currently evaluating the effect of this proposed statement on its financial position and results of operations.

In November 2004, the Financial Accounting Standards Board Statement issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4”, which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and charges regardless of whether they meet the criterion of “so abnormal” that was originally stated in Accounting Research Bulletin No. 43, chapter 4. In addition, SFAS No. 151 requires that the allocation of fixed production overheads to conversion costs be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not expect the implementation of this new standard to have a material impact on its financial position, results of operations and cash flows.

In December 2004, the FASB issued a revision to SFAS 123, “Share-Based Payment, an amendment of FASB Statements Nos. 123 and 95,” that addresses the accounting for share-based payment transactions in which a Company receives employee services in exchange for either equity instruments of the Company or liabilities that are based on the fair value of the Company’s equity instruments or that may be settled by the issuance of such equity instruments. This statement would eliminate the ability to account for share-based compensation transactions using the intrinsic method that the Company currently uses and generally would require that such transactions be accounted for using a fair-value-based method and recognized as expense in the consolidated statement of operations. The effective date of this standard is for periods beginning after June 15, 2005. The Company has determined that the adoption of SFAS 123R will result in the Company having to recognize additional compensation expense related to the options or warrants granted to employees, and it will have an impact on the Company’s net earnings in the future. This standard requires expensing the fair value of stock option grants and stock purchases under employee stock purchase plan.

In December 2004, the Financial Accounting Standards Board Statement issued SFAS No. 153, “Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29”, which amends Opinion 29 by eliminating the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 151 is effective for a fiscal year beginning after June 15, 2005, and implementation is done prospectively. Management does not expect the implementation of this new standard to have a material impact on its financial position, results of operations and cash flows.

1. Summary of Significant Accounting Policies (continued)

M. Advances to Models

The Company pays bills on behalf of models for the preparation of their professional modeling portfolios and for travel costs. These amounts have no specific repayment terms, but management generally expects repayment within one year.

Advances to models have been reviewed by management, and the Company has recorded an allowance for doubtful collections of $120,684 and $166,180 for the years 2004 and 2003, respectively.

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

O. Basic and Diluted Net Earnings per Share

The Company utilizes SFAS No.128, “Earnings per Share.” Basic loss per share is computed by dividing loss available to common shareholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Common equivalent shares are excluded from the computation if their effect is anti-dilutive. The Company incurred a loss from operations and an overall net loss, thus common stock equivalents are deemed to be anti-dilutive.

The following common stock equivalents were excluded from the calculation of diluted loss per share for the year ended December 31, 2004 and 2003 since their effect would have been anti-dilutive:

	2004	2003
Convertible debentures	3,058,775,779	3,168,633,218
Options and warrants	10,236,500	12,920,652

1. Summary of Significant Accounting Policies (continued)

P. Accounting for Derivative Instruments and Hedging Activities

The Company has adopted Financial Accounting Standards Board Statement No. 133 “Accounting for Derivative Instruments and Hedging Activities,” which requires that all derivative instruments be recorded on the balance sheet at fair value. The Company is currently not engaged in hedging activities nor does it have any derivative instruments, thus there is no impact on the current period’s financial statements

Q. Comprehensive Income (Loss)

Comprehensive income consists of net income and other gains and losses affecting shareholders’ equity that, under generally accepted accounting principles are excluded from net income in accordance with Statement on Financial Accounting Standards No. 130, “Reporting Comprehensive Income.” The Company, however, does not have any components of comprehensive income (loss) as defined by SFAS No. 130 and therefore, for the years ended December 31, 2004 and 2003, comprehensive income (loss) is equivalent to the Company’s reported net income (loss).

R. Long-Lived Assets

The Company accounts for impairment of its long-lived assets in accordance with Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 (FAS-144), Accounting for the Impairment or Disposal of Long-Lived Assets. In accordance with SFAS 144, long-lived assets held are reviewed for events or changes in circumstances, which indicate that their carrying value may not be recoverable.

During the years ended December 31, 2004 and 2003, no impairment has been recorded.

S. Reclassifications

Certain reclassifications have been made to the 2003 financial statements to conform to the 2004 presentation. The reclassifications did not have any impact on previously reported results from operations or shareholders’ deficit.

T. Stock-Based Compensation - Warrants

The Company accounts for its stock-based employee compensation plans using the intrinsic value method. As such, compensation expense is recorded on the date of grant if the current market price of the underlying stock exceeds the exercise price. The compensation expense is recorded over the vesting period of the grant.

1. Summary of Significant Accounting Policies (continued)

T. Stock-Based Compensation - Warrants (continued)

As allowed under SFAS 123, “Accounting for Stock Based Compensation”, the Company applies APB Opinion No. 25 in accounting for its stock-based compensation plans and, accordingly, no compensation cost has been recognized for the plans in the financial statements because no options were granted to employees during the twelve months ended December 31, 2004 and 2003.

	Years ended December 31,
	2004	2003
Net income (loss)
As reported	$(4,656,031)	$(1,601,006)
Fair value based method compensation expense	-	-
Pro forma	$(4,656,031)	$(1,601,006)
Basic and diluted earnings per share
As reported	$(0.01)	$(0.02)
Pro forma	$(0.01)	$(0.02)

During the years ended December 31, 2004, the Company granted warrants/options convertible into 46,700,000 to various consultants under the terms of its 2004 Consulting and Legal Services Plan. These warrants/options were granted at below the current market price, and the Company recognized compensation expense of $691,875 related to these grants. There were no options or warrants granted to employees during the period

2. Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has experienced net losses of $4,656,031 and $1,601,006 for the years ended December 31, 2004 and 2003, respectively. The Company also had a net working deficit of $6,991,155 and $2,299,114 for the years ended December 31, 2004 and 2003 respectively. Additionally, the Company must raise additional capital to meet its working capital needs. In May 2004, the Company raised $810,000 in cash through the issuance of convertible notes payable. In September 2004, the Company acquired ESI, a temporary staffing company that provides staffing services to various municipalities, government and private entities in California. These factors raise substantial doubt about the Company’s ability to continue as a going concern. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon the Company’s ability to generate sufficient sales volume to cover its operating expenses and to raise sufficient capital to meet its payment obligations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

2. Going Concern (continued)

Management has previously relied on equity financing sources and debt offerings to fund operations. The Company’s reliance on equity and debt financing will continue, and the Company will continue to seek to enter into strategic acquisitions. Management has obtained additional capital through debt offerings subsequent to December 31, 2004.

3. Acquisition of Employment Services, Inc.

On September 8, 2004, the Company acquired ESI, a temporary staffing company, which was a subsidiary of a publicly held company, by acquiring all of the outstanding capital stock of ESI for a total purchase price of $1,550,000. ESI’s results of operations have been included in the consolidated financial statements since the date of acquisition. The source of funds for the acquisition was a combination of the Company’s available cash, promissory note payable to the seller, and advances totaling approximately $600,000 under a new credit facility. This transaction was accounted for by the purchase method of accounting, as required by SFAS No. 141, “Business Combinations,” and accordingly, the purchase price has been allocated to the assets acquired and the liabilities assumed based upon the estimated fair values at the date of acquisition. The Company purchased ESI to provide the Company with a consistently cash flow profitable operation. The excess purchase has been allocated to contracts and goodwill, which is being reviewed at the end of each reporting period for impairment of value.

The following table presents the allocation of the acquisition cost, including professional fees and other related acquisition costs, to the assets acquired and liabilities assumed, in accordance with SFAS Nos. 141 and 142:

Accounts receivable	$484,482
Other receivables	356,244
Property and equipment	5,654
Customer list	774,000
Goodwill	468,266
Other assets	58,231
Total assets	2,146,877

Other current liabilities	614,632
Long-term accrued liabilities	-
Total liabilities	614,632

Total acquisition cost	$1,532,245

The allocation of the purchase price is based on current data and could change. The Company is currently in litigation with the former owners of ESI regarding the payment of a $750,000 note payable issued by the Company as part of the purchase price. The Company claims that the former owners misrepresented the business of ESI and therefore it is not obligated to pay the $750,000 note. As a result of the litigation, loss of business and continual losses from operations, management elected to write down the Customer List by $409,968 and 100% of Goodwill equaling $459,713.

3. Acquisition of Employment Services, Inc.

The following (unaudited) pro forma consolidated results of operations have been prepared as if the acquisition of ESI had occurred at January 1, 2003:

	Years ended December 31,
	2004	2003
Sales	$8,409,001	$9,554,580
Net income	$(3,302,273)	$(1,266,226)
Net income per share - basic	$(0.01)	$(0.02)
Net income per share - diluted	$(0.01)	$(0.02)

The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisitions been consummated as of that time, nor is it intended to be a projection of future results.

4. Income Taxes

Significant components of the provision for income taxes for the years ended December 31, 2004 and 2003 are as follows:

	2004	2003
Current
Federal	$-	$-
State	(3,441)	(1,980)

	(3,441)	(1,980)

Deferred
Federal	-	-
State	-	-

Total	$(3,441)	$(1,980)

The tax provision differs from the expense that would result from applying statutory rates to income before income taxes due to differences in expense recognition between book and statutory tax accounting methods for bad debts, depreciation and amortization, state income taxes and benefits of operating loss carryforwards.

4. Income Taxes (continued)

Significant components of the Company’s deferred tax assets and liabilities for income taxes consist of the following:

	Federal	State	Local
Deferred tax asset
Net operating loss carryforwards	$1,962,794	$261,802	$46,148
Bad debts	38,468	8,617	1,099

Total deferred tax asset	$2,001,262	$370,419	$47,247

Less valuation allowance	$(2,001,262)	$(370,419)	$(47,247)

Net deferred tax asset	$-	$-	$-

At December 31, 2004, The Company has available approximately $6,200,000 in net operating loss carryforwards available to offset future federal and New York state income taxes, respectively, which expire through 2021. The Company has available approximately $5,300,000 in net operating loss carryforwards available to offset future California state income taxes which expire through 2015. Realization is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. This and other components of deferred tax asset accounts are described above. At December 31, 2004, the Company has provided a valuation allowance to reduce its net deferred tax asset to zero. The amount of the deferred tax asset considered realizable, however, can be revised in the near term based upon future operating conditions during the carryforward period.

The provision for income taxes consists of state franchise taxes. The expected combined federal and state income tax benefit of approximately 45% is reduced predominately by the valuation allowance applied to such benefits. The use of loss carryforwards from WNMI of approximately $1,000,000 is limited because of the change of greater than 50% in the ownership of its stock resulting from the merger.

A reconciliation of the provision for income tax expense with the expected income tax computed by applying the federal statutory income tax rate to income before provision for (benefit from) income taxes for the year ended December 31, 2004 and 2003 is as follows:

	2004	2003
Income tax provision (benefit) computed at federal statutory rate	(35.00%)	(35.00%)

State and local	(9.84%)	(9.84%)

Other	1.00%	1.00%

Valuation allowance	43.79%	43.96%

Effective tax rate	0.05%	0.12%

The Company incurred minimum franchise taxes in New York and California.

5. Financing Agreement

Effective October 15, 2003, the Company has obtained a new secured lending facility from a new financial institution. The Company’s borrowings are secured by the underlying trade receivables. The borrowings are collateralized, with recourse, by certain eligible trade receivables up to a maximum percentage of 70% of the net amounts of each receivable. Under the secured borrowing program all collateralized receivables have full recourse. For WAMM, as receivables collateralized to the financial institution are collected, the Company may collateralize additional receivables up to the discretion of the lending institution with a maximum line of $300,000.

ESI has the secured-asset-borrowing program with the same institution to collateralize, with recourse, its eligible trade receivables, which ESI can use up to the maximum line of $1,000,000. As receivables collateralized to the financial institution are collected, the Company may transfer additional receivables up to the discretion of the lending institution. Gross receivables transferred to the financial institution amounted to $3,988,045 and $408,202 in 2004 and 2003, respectively. The Company retains the right to recall collateralized receivables under the program, and all collateralized receivables are subject to recourse. Therefore, the transaction does not qualify as a sale under the terms of Financial Accounting Standards Board Statement No. 125 (Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities).

Included in the Balance Sheets as receivables at December 31, 2004, and, 2003, are account balances totaling $1,004,930 and $213,406 of uncollected trade receivables collateralized to the financial institution under this agreement.

6. Lines of Credit

The Company has an unsecured line of credit agreement with a bank, which provides that it may borrow up to $50,000 at the interest rate of 12% per annum. At December 31, 2004 and 2003, $50,000 was borrowed against the line of credit. The line of credit is renewable annually by mutual agreement of the parties.

In 2004, The Company has a secured line of credit agreement with a bank, which provides that it may borrow up to $100,000 at the interest rate of 1.5% per annum. At December 31, 2004, the Company has borrowed $100,000 against the line of credit. The line of credit is renewable annually by mutual agreement of the parties. The Company has a $100,000 certified deposit with the bank, which is collateralized against any borrowings.

7. Equity

Shareholders’ Meeting

At a meeting on August 5, 2004, the shareholders approved the increase in authorized shares of common stock from 800 million to 2 billion.

7. Equity (continued)

Common stock transactions during 2004

In 2004, the Company issued 7,200,000 shares of its registered common stock, having a market value of $55,000, to four individuals in lieu of cash compensation for services rendered.

In 2004, the holders of convertible debentures converted $1,125,351 of principal and $212,558 of interest into 641,321,378 shares of the Company’s common stock.

In 2004, the Company issued registered warrants/options convertible into 100,750,000 shares of its common stock to various consultants. The exercise price of the warrants/options ranged from $0.0025 to $0.01 per share. All warrants/options were exercised as of March 31, 2004, and the Company recognized compensation expense of $691,875 related to these grants. The compensation expense was determined based on the intrinsic value method, due to all the warrants being exercised almost immediately. The warrants or options were granted in lieu of cash compensation for legal and management consulting services rendered. The Company received aggregate cash proceeds of $575,625 as result of the warrants/options exercised.

Common stock transactions during 2003

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

8. Related Party Transactions

Dalrada Financial Corporation

Dalrada Financial Corporation’s (“Dalrada”) CEO and Chairman, Brian Bonar, is also the Company’s CEO and Chairman of the board of directors. Additionally, Dalarada’s CFO, Randall Jones is also the Company’s CFO. An officer of Quik Pix, Inc., a majority owned subsidiary of Dalrada, is a member of our Board of Directors. The following is a summary of significant transactions with Dalrada.

Company’s Corporate Services Agreement with Dalrada Financial Corporation

The Company has a corporate services agreement with Dalrada. Under the terms of the agreement, the Company pays a fee equal to 5% of gross payrolls processed to Dalrada for various support staff, administrative services and office rent related to the operations of its subsidiary ESI. Fees incurred to Dalrada totaled $135,152 for the twelve months ended December 31, 2004. The Company had no such agreement in 2003. The Corporate Services Agreement is renewed on a monthly basis.

Source One Group

In April 2004, the Company has engaged the services of Source One Group, a professional employer organization. The Company is charged an administration fee for processing payroll. Source One Group is a wholly-owned subsidiary of Dalrada. The Company has paid $15,180 to Source One Group in administrative fees during 2004. These administrative fees are commensurate with the industry. Subsequent to the acquisition of ESI on September 8, 2004, all payroll processing functions of the Warning Model Management payroll were handled by ESI.

Unconditional Purchase Obligation in Connection with Acquisition of ESI

In connection with the ESI acquisition in September 2004, ESI and the Company entered into a payroll processing agreement whereby the Company committed to contract with Source One Group, a subsidiary of Dalrada, for all of its payroll processing. During the first three weeks after the transaction. Dalrada Financial Corporation is a guarantor for the $750,000 note payable issued to the seller of ESI. The Company contracted with Dalrada through Source One Group to provide payroll processing services in order to have Dalrada act as the guarantor for the note payable. The fees charged by Dalrada for payroll processing are at market rates. The fees paid to Dalrada for payroll processing for the year ended December 31, 2004 are $138,152.

8. Related Party Transactions (continued)

Transactions with shareholders

A shareholder has advanced an additional $29,000 to the Company during the year ended December 31, 2004. The Company has repaid $60,625 of shareholder advances as of December 31, 2004, and a shareholder forgave an additional $41,780. These shareholder advances bear an interest rate of 10% per annum, and are due on demand.

As of December 31, 2004 and 2003, shareholders advances total $40,383 and $113,788, respectively, which are due on demand and bear 10% interest per annum.

9. Commitments and Contingencies

A. Legal

The Company is periodically involved in legal actions and claims that arise as a result of events that occur in the normal course of operations. The Company is not currently aware of any legal proceedings or claims that the Company believes will have, individually or in the aggregate, a material adverse effect on the Company’s financial position or results of operations.

Huth v. Warning Management Services, Inc.

On or about July 9, 2004, Michael Huth and Edward Pekarek (collectively “Plaintiffs”), filed a complaint in the United States District Court, Northern District of Ohio, Case No. 1:04CV1292. Plaintiffs, who were shareholders, claimed that WNMI violated various federal securities laws. The Company retained the law firm of Spieth, Bell, McCurdy & Newell Co. in Cleveland, Ohio as its litigation counsel.
WNMI requested that the matter be aggressively defended based on the fact that Plaintiffs’ claims lacked legal and factual merit. As such, management was actively involved during the litigation process.

Shortly after the action was filed, the Company filed a motion to have the matter transferred from the United States District Court of Ohio to California. The court agreed with the Company’s position and thereby granted the request. However, on March 29, 2005, the Plaintiffs voluntarily dismissed the action before the matter was actually transferred.

Berryman & Henigar Enterprises v. Warning Management Services, Inc.
On February 10, 2005, Berryman & Henigar Enterprises (“Plaintiff”), filed a complaint in the Superior Court of California, County of San Diego, Case No. GIC842610, against WNMI for breach of a promissory note issued pursuant to terms and conditions of a certain stock purchase and sale agreement dated September 9, 2004. Plaintiff seeks principal damages of $750,000.00 in that regard.

9. Commitments and Contingencies (continued)

A. Legal (continued)

Berryman & Henigar Enterprises v. Warning Management Services, Inc. (continued)
It is WNMI’s position that Plaintiff failed to disclose certain material information in the underlying transaction which thereby negates the promissory note. WNMI, in that regard, intends to file a cross-complaint against Plaintiff for resulting damages.

Discovery has commenced but is not complete at this time. Trial has not been set. Management has fully cooperated in our investigation of the facts and we intend to defend against the claim asserted.

B. Operating Leases

On May 17, 2001, the Company’s principal executive offices relocated to a 3,479 square foot facility at 9440 Santa Monica Boulevard, Suite 400, Beverly Hills, CA 90210. The Company leased the facility under a 60-month agreement that terminated on April 30, 2005, with the option to renew for an additional six months. The aggregate rental rate for the entire facility for the year ending December 31, 2004 and 2003 were $128,026 and $125,516, respectively. All operations were performed at this facility.

The Company also leases office equipment under several open-ended operating leases. The aggregate monthly rental (exclusive of sales tax) is $585 per month.

The Company’s ESI subsidiary sub-leases its offices (an approximately 1,500 square foot facility) from Dalrada Corporation, a related party. The offices are located at 9449 Balboa Avenue, San Diego, CA 92123. The Company leases the facility under a month-to-month agreement. As of October 31, 2004, the Company started paying monthly rent of $2,705.

The aggregate rental cost for the twelve months ended December 31, 2004 and 2003 was $174,840 and $161,005.

In March 2000, the Company leased an automobile under a 36-month non-cancelable operating lease agreement. The Company was obligated to pay $376 per month.

In September 2002, the Company leased an automobile under a 36-month non-cancelable operating lease agreement. The Company is obligated to pay $1,392 per month.

9. Commitments and Contingencies (continued)

B. Operating Leases (continued)

In November 2002, the Company leased an automobile under an operating lease agreement. The lease was terminated in July 2003. The Company was obligated to pay $422 per month.

The aggregate future rental rates through December 31, 2008, are as follows:

Year ending December 31,
2005	$57,317
2006	7,023
2007	7,023
2008	7,023

$78,386

C. Capital Leases

The Company maintains a capital lease for some of its office equipment. The following is a schedule by year of the approximate future minimum lease payments required under this lease:

Year ending December 31,
2005	$14,500
2006	7,059

Future minimum lease payments	21,555

Less amounts representing interest	(3,811)

Present value of minimum lease payments	17,744

Less current portion	(10,914)

Long-term capital lease obligation	$6,830

The leased property under capital leases as of December 31, 2004 has a cost of $39,761, accumulated amortization of $25,679 and a net book value of $14,082. Amortization of the leased property is included in depreciation expense and amounts to $9,940 and $9,940 for the years ended December 31, 2004 and 2003, respectively.

9. Commitments and Contingencies (continued)

D. Contingent Liability

On May 15, 2002, WNMI completed a transaction pursuant to a Settlement of Debts and Asset Purchase Agreement, dated March 29, 2002, with Starbrand, LLC, pursuant to which WNMI divested all of its operations and sold substantially all of its assets and certain specified liabilities to Starbrand, LLC, in exchange for cancellation of $450,000 of outstanding 4%, $1,500,000 convertible debentures. WNMI is contingently liable for the payment of the liabilities transferred aggregating approximately $200,000. No claim has been made regarding these liabilities as of December 31, 2004 and 2003, and management believes that no reserve is necessary.

E. Payroll Taxes Not Paid

The Company currently owes $569,863 in state and federal payroll taxes and is late in filing its payroll tax returns. The Company may be in violation of certain of its contracts to provide staffing and other payroll services.

10.   Segment Information

The Company managed and internally reported the Company's business as three reportable segments, principally, (1) model management, (2) and temporary staffing and (3) PEO Services.

Segment information for the year ended December 31, 2004 is as follows:

	Model
	Management	Staffing	PEO		Total
Revenues	$2,422,662	$2,734,236		$1,830	$5,158,728
Operating income (loss)	$833,909	$178,935	$		$1,012,844

The temporary staffing services business was acquired on September 8, 2004.

11. Notes Payable

Notes payable at December 31, 2004 and 2003, consist of the following:

	2004	2003
10% note payable - private party. Interest payable or accruing monthly, due on demand	$27,500	$48,783

Note payable - private party, due on demand, unsecured	48,000	48,000

10% note payable - private party. Interest payable or accruing monthly, due on demand, unsecured	20,000	100,000

10% note payable - private party. Interest payable or accruing monthly, due on demand, unsecured	105,000	105,000

18% note payable - private party. Interest payable or accruing at 1.5% per month, due on demand	300,000	300,000

7.5% note payable - private party. Interest payable or accruing monthly, due on demand, unsecured	200,000	-

6% note payable - private party. Interest payable or accruing monthly, due on demand, unsecured	750,000	-

Total notes payable at December 31,	1,450,500	601,783

Less bond discount	-	(13,111)

	$1,450,500	$588,672

In August 2004, the Company obtained a $600,000 in debt financing for the acquisition of ESI, in the form of a short-term note bearing interest at 7.5% per annum. The Company has repaid $400,000 of this note payable as of December 31, 2004. This note is now deemed to be due on demand.

In August, 2004, the Company issued a $750,000 note payable to the sellers in connection with its acquisition of ESI. The note bears interest at 6% per annum and is due on August 9, 2005.

In March 2003, the Company obtained short-term debt financing of $48,000 from an unrelated party.

In May 2003, the Company obtained short-term debt financing of $105,000 from an unrelated party. The lender is a holder of its 10% convertible debentures.

In July 2003, the Company obtained $300,000 in debt financing in the form of short-term notes bearing 18% interest per annum. The Company issued warrants convertible into 5,000,000 shares of common stock at an exercise price of $0.01 per share. Management determined the fair value for the warrants issued to be $25,000, which was amortized over the term of the note.

11. Notes Payable (continued)

In August 2003, the Company obtained short-term debt financing of $50,000 from an unrelated party. In December 2003, the Company obtained additional short-term debt financing of $50,000 from the same party. These short-term notes bear 10% interest per annum.

12. Convertible Debentures & Promissory Notes

Short term convertible notes consisted of the following at December 31:

	2004	2003
5% convertible note payable, due on demand	$20,975	$33,975

4% convertible note payable, due on demand	254,000	989,700

4% convertible note payable, due on demand	62,154	105,000

10% convertible note payable, due on January 3, 2005	1,713	50,000

10% convertible note payable, due on December 27, 2005	500,000	-

4% convertible note payable, due on December 27, 2004	2,817,837	-

0% convertible notes payable, due on May 1, 2006	763,252	-

Total current notes	4,419,931	1,178,675

Less discount	(197,915)	-

	$4,222,016	$1,178,675

Long term convertible notes consisted of the following at December 31:

	2004	2003
10% convertible note payable, due on December 27, 2005	$-	$500,000

4% convertible note payable, due on December 27, 2004	-	2,900,000

Total current notes	-	3,400,000

Less discount	-	(405,446)

	$-	$2,994,554

12. Convertible Debentures & Promissory Notes (continued)

4% Convertible Debentures Payable

On October 27, 2000, WNMI entered into an agreement with the three investors for the issuance of $1,500,000 4% Convertible Debentures and 250,000 warrants for shares of WNMI’s common stock. Under the terms of the agreement, the $1,500,000 principal amount of the 4% debentures was issued for cash of $500,000 and the surrender of the outstanding $1,000,000 of 0% Convertible Debentures described above. The entire issue of the $1,500,000 4% Convertible Debentures was due on August 7, 2001, with a 5% premium on principal, plus accrued interest. Effective May 15, 2002, WNMI was relieved of $450,000 of the outstanding principal and the premium of $75,000 as a result of the asset sale to Starbrand, LLC. The debentures are convertible into common stock commencing on the maturity date at a conversion price of the lesser of $.054 per share or an amount computed under a formula, based on the discounted average of the lowest bid prices during a period preceding the conversion date.

The conversion of the 4% debentures into common shares is subject to the condition that, no debenture holder may own an aggregate number of shares, including conversion shares, which is greater than 9.9% of the then outstanding common stock. Other provisions of the agreement include default, merger and common stock sale restrictions on WNMI. The debenture holders may cause WNMI to redeem debentures, with interest and a 30% payment premium, from up to 50% of the net proceeds received under an equity line of credit type of agreement or other permitted financing. The equity line of credit agreement was a condition to the October 27, 2000, 4% Convertible Debenture and Warrants Purchase Agreement.

Interest on the 4% convertible debentures is payable semi-annually and is convertible into common stock at the investors’ option. Due to the non-payment of interest in fiscal year 2000, the debenture holders had the right to consider the debentures as immediately due and payable. At December 31, 2004 the aggregate principal balance remaining on these notes is $254,000.

The debenture conversion price was 85% of the average of the five (5) lowest closing bid prices of the Common Stock during the twenty-two (22) Trading Days preceding the applicable Conversion Date. The beneficial conversion feature of these debentures issued was $17,674. The amount attributable to the beneficial conversion feature is amortized over the term of the loan and is included as a component of interest expense. Interest on the indebtedness is accrued through December 31, 2004.

The financial statements as of December 31, 2004 reflect the remaining principal amount of the 4% debentures, less the unamortized bond discount. Interest on the indebtedness is accrued through December 31, 2004.

5% Convertible Debentures Payable

The 5% Debenture holders are entitled to convert, at any time, any portion of the principal of the 5% Debentures to common stock at a conversion price for each share at the lower of (a) 80% of the market price at the conversion date or (b) $0.55. The 5% Debentures include an option by the Company to exchange the Debentures for Convertible Preferred Stock.

12. Convertible Debentures & Promissory Notes (continued)

5% Convertible Debentures Payable (continued)

The following summarizes the outstanding balance of the 5% Debentures at December 31, 2004 and 2003:

	2004	2003

Outstanding principal amount of 5% debentures	$20,975	$33,975

Less unamortized discount for warrants issued	-	-

	$20,975	$33,975

10% Convertible Debentures Payable

On December 30, 2002, the Company issued $500,000 in new three-year convertible debentures with an interest rate of 10%, payable quarterly. These debentures are convertible in the Company’s common stock at 85% of the average of the three lowest closing prices during the 20 days prior to the conversion. All these debentures are redeemable in cash due one year from the date of issuance. The notes mature in December 2005.

The debenture conversion price was 85% of the average of the five (5) lowest closing bid prices of the Common Stock during the twenty-two (22) Trading Days preceding the applicable Conversion Date. The beneficial conversion feature of these debentures issued was $88,235, and the amount was credited in the accounts as additional paid in capital. The amount attributable to the beneficial conversion feature is amortized over the term of the loan and is included as a component of interest expense. In conjunction with the issuance of the convertible debentures, the Company issued Common Stock Purchase Warrants (collectively the Note Warrants) to purchase 1,000,000 shares of the Company’s common stock, par value $0.001 per share (the Common Stock), at an exercise price of $0.01 per share, and are immediately exercisable. Total funds received of $500,000 were allocated $9,000 to the Note Warrants and $491,000 to the Notes. The total value allocated to the Note Warrants is being amortized to interest expense over the term of the Notes. At December 31, 2004 and 2003, the unamortized discount on the Notes is approximately $0 and $65,333, respectively.

In January 2003, the Company received aggregate proceeds of $50,000 in connection with the issuance of a 10% $50,000 convertible debenture, due in 2004. The lender, an unrelated party, is a current holder of a note payable issued by the Company. The convertible benefit feature value was $8,824, and it is amortized over the term of the note.

The financial statements as of December 31, 2004, reflect the remaining principal amount of the 10% debentures, less the unamortized bond discount attributable to the beneficial conversion feature and the warrants. Interest on the indebtedness is accrued through December 31, 2004.

12. Convertible Debentures & Promissory Notes (continued)

Convertible Notes Payable Due to Members of Warning Model Management, LLC

The merger of Warning Model Management, LLC and FIXN resulted in FIXN issuing to the members of Warning Model Management, LLC an aggregate of $2,900,000 principal amount of 4% convertible debentures due December 27, 2004.

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

The debenture conversion price is either the lesser of 0.05 per share or 85% of the average of the five (5) lowest closing bid prices of the Common Stock during the twenty-two (22) Trading Days preceding the applicable Conversion Date. The beneficial conversion feature of the $2,900,000 debentures issued was $511,765, and the amount was credited in the accounts of the Company as additional paid in capital. The amount attributable to the beneficial conversion feature is amortized over the term of the loan and is included as a component of interest expense. Interest on the indebtedness is accrued through December 31, 2004.

The financial statements as of December 31, 2004 and 2003, reflect the remaining principal amount of the 4% debentures to shareholders, less the unamortized bond discount.

12. Convertible Debentures & Promissory Notes (continued)

Convertible Debentures Payable

On May 4, 2004, the Company issued four convertible debentures totaling $1,053,000, which were issued with a discount totaling $243,000. The convertible debentures can be converted into shares of common stock by the note holders at the conversion price per share being $0.0075. Should the company choose to make the monthly payment in stock in lieu of cash, such common stock will be valued at the lesser of (i) the average closing bid prices of the Common Stock during a one-day lookback period immediately preceding the relevant payment due date, or (ii) $0.0075 per share. The beneficial conversion feature of these debentures issued was $230,500, and the amount was credited in the accounts as additional paid in capital. The amount attributable to the beneficial conversion feature is amortized over the term of the loan and is included as a component of interest expense. In conjunction with the issuance of the convertible debentures, the Company issued Common Stock Purchase Warrants (collectively “the Warrants”) to purchase 91,797,300 shares of the Company’s common stock, par value $0.001 per share (“the Common Stock”), at an exercise price of $0.025 per share, and are immediately exercisable. Total funds received of $810,000 were allocated $460,000 to the Warrants, $230,500 to the beneficial conversion feature and $119,500 in debenture issuance costs. The total value allocated to the Warrants is being amortized to interest expense over the term of the Debentures. At December 31, 2004, the unamortized discount on the Debentures is approximately $365,118.

13. Equity Drawdown Facility

On October 31, 2000, WNMI entered into a type of equity line of credit agreement for the future sale of shares of its common stock and warrants. Under the agreement, which is subject to various conditions, an investor has committed to provide up to $5 million, at WNMI’s request, over a 24-month period, to be applied to the purchase price of WNMI’s common stock. WNMI may request at specified intervals, $100,000 minimum equity drawdowns, with maximum drawdown amounts at each request based on 4.5% of (i) the weighted average price of WNMI’s common stock for a prescribed period prior to the request multiplied by (ii) the total trading volume during such period. As at December 31, 2002 and 2001 the minimum drawdown requirement has not been met. Drawdowns may be further limited due to a provision in the agreement that prevents WNMI from issuing shares to the extent that the investor would beneficially own more than 9.9% of WNMI’s then outstanding common stock. Under the agreement, WNMI is required to file a Registration Statement with the Securities and Exchange Commission before the investor is obligated to accept a drawdown request by WNMI. Consequently, until such Registration Statement is effective, WNMI will not receive any funds under the agreement.

The per share amount to be received by WNMI for the sale of its common stock on each equity drawdown shall be reduced by a 17.5% discount on the market price of the shares (as defined in the agreement). Escrow agent fees and a 10% placement fee will also reduce the proceeds of sale. At the October 31, 2000 closing, WNMI issued a stock purchase warrant for up to 500,000 shares of common stock to the investor at an exercise price of $.0636 per share, such warrant to expire on October 31, 2003. The value of the 500,000 stock warrants ($35,730) is charged to interest expense in 2000. WNMI has also agreed to issue additional warrants for shares equal to 50% of the shares purchased by the investor on each drawdown. There are various other conditions to the agreement, including the investor’s right to terminate the agreement under specified events. At the closing, WNMI paid $10,000 for the investor’s legal and other expenses.

13. Equity Drawdown Facility (continued)

See Note 12 in connection with an election by the holders of the 4% Convertible Debentures to apply a portion of the proceeds of the equity drawdowns to redeem their debentures.

WNMI did not utilize this equity drawdown facility as of December 27, 2002. The Company did not utilize this facility as of December 31, 2002. Subsequent to the merger, the Company has elected to pursue a different financing vehicle.

In December 2002, the Company signed a letter of intent with a different unrelated third party, who has provided debt financing to the Company, to provide an equity drawdown facility of up to $2,000,000. As of December 31, 2003, the Company had decided not to utilize this new equity drawdown facility.

14. Outstanding Warrants to Purchase Common Stock

WNMI had issued warrants to purchase shares of its common stock to certain officers, employees and non-employees. The objectives of the issuance of the warrants include attracting and retaining the best talent, providing for additional performance incentives and promoting the success of WNMI by providing the opportunity to employees and non-employees to acquire common stock. WNMI had also issued warrants to certain investors in connection with the issuance of debentures and the sale of common stock. Outstanding warrants have been granted at exercise prices ranging from $.001 to $1.00 and expire as much as five years from the date of grant. On December 31, 2004, WNMI had warrants outstanding to purchase 12,920,652 common shares.

The status of the Company’s warrants is summarized below as of December 31, 2004 and 2003:

	Number of warrants	Weighted Range of Exercise Prices	Average Exercise Price
Outstanding at December 31, 2002	9,867,480	$0.001 - 1.00	$0.35

Granted in 2003	5,000,000	0.001	0.01
Expired in 2003	(1,946,828)	0.06 - 1.00	0.29

Outstanding at December 31, 2003	12,920,652	$0.001 - 1.00	$0.21

Granted in 2004	99,500,000	0.0025 - 0.01	0.0059
Expired in 2004	(102,184,152)	0.15 - 1.00	0.0139

Outstanding at December 31, 2004	10,296,500	$0.013 - 0.75	$0.195

13. Outstanding Warrants to Purchase Common Stock (continued)

	2004	2003

Weighted average remaining contractual terms	2.11 years	1.73 years

Number of warrants exercisable at December 31	10,236,500	12,920,652

Weighted average exercise price of warrants	0.12	0.13

As stated in Note 1, the Company accounts for stock-based compensation using the fair value method prescribed in SFAS No. 123 “Accounting for Stock-Based Compensation”, under which compensation cost for all stock warrants issued (both vested and non-vested) is measured at the grant date based on the fair value of the warrants. Such cost is recognized over the service period (the contract period).

The fair value of each warrant issued was estimated on the date of grant using the Black-Scholes option-pricing model.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options and warrants, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s warrants have characteristics significantly different from those of traded options and warrants, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

Warrants are granted at prices equal to the current fair value of the Company’s common stock at the date of grant. The vesting period is usually related to the term of the underlying convertible debenture.

The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: 2004 - dividend yield of 0%; expected volatility of 200%; risk-free interest rate of 5.5%, and expected life of 3 years. The fair value of the options granted in 2004 was $0.005 per share. 2003 - dividend yield of 0%; expected volatility of 200%; risk-free interest rate of 5.5%, and expected life of 3 years. The fair value of the options granted in 2003 was $0.005 per share.

14. Subsequent Events

In February 2005, certain investors modified the terms of their April 29, 2004, convertible notes in order to provide an additional $201,552 in funds to WNMI. Also in February 2005, WNMI agreed to modify a $100,000 six-month promissory note issued on May 25, 2003, into a two-year 10%-per-annum convertible note. The convertible note was issued for $138,291, which consisted of principle and interest due on the promissory note. The note is convertible into common shares at seventy percent of the market price on the date of conversion.